Form 10-Q
period 1996-06-30
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1996-08-06
CIK 865828, 865829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                               -------------------------------------------------
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                             Commission file number
                                     0-20151


             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
                                       and
                   FFCA/PIP III INVESTOR SERVICES CORPORATION
- --------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                    86-0665681
- --------------------------------------------------------------------------------
(Partnership State of Organization)             (Partnership I.R.S. Employer
                                                    Identification Number)

          Delaware                                   86-0555605
- --------------------------------------------------------------------------------
(Corporation State of Incorporation)            (Corporation I.R.S. Employer
                                                    Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                85255
- -------------------------------------------------------------------------------
(Address of principal executive offices)                        (zip code)


Co-Registrants' telephone number including area code  (602) 585-4500
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes  X  No
                                        ---    ---

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------


             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                            1996                 1995
                                                                         -----------         -----------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                                               $   665,534          $   638,406

RECEIVABLES FROM LESSEES                                                     46,416               39,257

MORTGAGE LOAN INTEREST RECEIVABLE                                            45,208               45,208

MORTGAGE LOAN RECEIVABLE                                                  7,750,000            7,750,000

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                                                2,684,138            2,684,138
      Buildings                                                          11,010,862           11,010,862
      Equipment                                                             947,838              947,838
                                                                        -----------          -----------
            Total                                                        14,642,838           14,642,838
      Less-Accumulated depreciation                                       1,824,973            1,599,633
                                                                        -----------          -----------
                                                                         12,817,865           13,043,205
                                                                        -----------          -----------
           Total assets                                                 $21,325,023          $21,516,076
                                                                        ===========          ===========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS                                $   579,506          $   579,556

PAYABLE TO GENERAL PARTNER                                                   34,007                 -

RENTAL DEPOSITS AND OTHER                                                   251,851              251,520
                                                                        -----------          -----------
            Total liabilities                                               865,364              831,076
                                                                        -----------          -----------
PARTNERS' CAPITAL (DEFICIT):
      General partner                                                       (14,972)             (12,718)
      Limited partners                                                   20,474,631           20,697,718
                                                                        -----------          -----------
            Total partners' capital                                      20,459,659           20,685,000
                                                                        -----------          -----------
            Total liabilities and partners' capital                     $21,325,023          $21,516,076
                                                                        ===========          ===========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                Three Months        Three Months        Six Months         Six Months
                                                   Ended               Ended              Ended               Ended
                                                  6/30/96             6/30/95             6/30/96            6/30/95
                                                ------------        ------------        ----------         ----------
REVENUES:
      Rental                                      $394,870           $394,870         $   789,740        $   789,740
      Participating rentals                        136,489            136,378             256,213            248,305
      Mortgage loan interest                       135,625            135,625             271,250            271,250
      Investment interest and other                  5,825              5,938              11,337             13,097
                                                  --------           --------         -----------        -----------

                                                   672,809            672,811           1,328,540          1,322,392
                                                  --------           --------         -----------        -----------

EXPENSES:
      General partner fees                          68,154             67,424             115,168            106,296
      Depreciation                                 112,522            112,818             225,340            225,635
      Operating                                     19,371             20,066              42,813             45,466
                                                  --------           --------         -----------        -----------

                                                   200,047            200,308             383,321            377,397
                                                  --------           --------         -----------        -----------

NET INCOME                                        $472,762           $472,503         $   945,219        $   944,995
                                                  ========           ========         ===========        ===========

NET INCOME ALLOCATED TO:
      General partner                             $  4,728           $  4,725         $     9,452        $     9,450
      Limited partners                             468,034            467,778             935,767            935,545
                                                  --------           --------         -----------        -----------

                                                  $472,762           $472,503         $   945,219        $   944,995
                                                  ========           ========         ===========        ===========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT  (based on
   26,709 units outstanding)                        $17.52             $17.51              $35.04             $35.03
                                                    ======             ======              ======             ======

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                                                 Limited Partners
                                            General              ----------------
                                            Partner          Number                                Total
                                            Amount          of Units          Amount               Amount
                                           --------         --------        -----------          -----------
BALANCE, December 31, 1995                 $(12,718)          26,709        $20,697,718          $20,685,000

      Net income                              9,452            -                935,767              945,219

      Distributions to partners             (11,706)           -             (1,158,854)          (1,170,560)
                                           --------           ------        -----------          -----------
BALANCE, June 30, 1996                     $(14,972)          26,709        $20,474,631          $20,459,659
                                           ========           ======        ===========          ===========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                         1996                  1995
                                                                     ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $    945,219          $    944,995
     Adjustments to net income:
        Depreciation                                                      225,340               225,635
        Change in assets and liabilities:
           Increase in receivables from lessees                            (7,159)                 -
           Increase in payable to general partner                          34,007                  -
           Increase (decrease) in rental deposits and other                   331               (18,462)
                                                                     ------------          ------------
               Net cash provided by operating
                     activities                                         1,197,738             1,152,168

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to partners                                         (1,170,610)           (1,170,610)
                                                                     ------------          ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                      27,128               (18,442)

CASH AND CASH EQUIVALENTS, beginning of period                            638,406               654,948
                                                                     ------------          ------------
CASH AND CASH EQUIVALENTS, end of period                             $    665,534          $    636,506
                                                                     ============          ============

PART I  -  FINANCIAL INFORMATION
- --------------------------------



Item 2.       Management's Discussion and Analysis of
- -------       Financial Condition and Results of Operations
              ---------------------------------------------

      As  of  June  30,  1996,   Participating  Income  Properties  III  Limited
      Partnership, a Delaware limited partnership, (the Registrant), had received $26,709,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $23,012,902. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on February 28, 1992, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in travel plaza properties and mortgages by June 30, 1993 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $579,432 for the quarter ended June 30, 1996 (the period), which, combined with the first quarter distribution of $579,422 amounts to $1,158,854 year to date. During the period, all net proceeds not invested in travel plaza property and the mortgage loan were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue and mortgage loan interest income pursuant to its travel plaza lease and loan arrangements in the amount of $530,495, which remains unchanged from the prior year. In addition, the Registrant received or accrued participating rentals of $136,489 for the period, which is comparable to the same period in 1995. Total expenses remained constant at $200,047 for the period as compared to the same period in the prior year. Net income for the three months ended June 30, 1996 remained unchanged from the same period in 1995.

      The decrease in total assets reflected in the Registrant's financial statements filed with this report is mainly attributable to the depreciation allowance, which is deducted for accounting purposes from the cost of the assets on the Registrant's books.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                   FFCA/PIP III INVESTOR SERVICES CORPORATION
                   ------------------------------------------


                          BALANCE SHEET - JUNE 30, 1996
                          -----------------------------




                                     ASSETS


Cash                                                                                         $100
Investment in Participating Income Properties III Limited Partnership, at cost                100
                                                                                             ----

                  Total Assets                                                               $200
                                                                                             ====


                                    LIABILITY

Payable to Parent                                                                            $100


                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
     issued and outstanding                                                                   100
                                                                                             ----

                  Liability and Stockholder's Equity                                         $200
                                                                                             ====

Note: FFCA/PIP III Investor Services Corporation (the Corporation) was incorporated on December 5, 1988, and amended on July 9, 1990 to act as the assignor limited partner in Participating Income Properties III Limited Partnership (PIP III).

         The assignor limited partner is the owner of record of the limited partnership units of PIP III. All rights and powers of the Corporation have been assigned to the holders, who are the registered and beneficial owners of the units. Other than to serve as assignor limited partner, the Corporation has no other business purpose and will not engage in any other activity or incur any debt.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                    PARTICIPATING INCOME PROPERTIES III LIMITED
                    PARTNERSHIP

                    By FFCA PARTICIPATING MANAGEMENT COMPANY
                               LIMITED PARTNERSHIP
                    Managing General Partner


                    By FRANCHISE FINANCE CORPORATION OF AMERICA III Corporate General Partner


      Date:    July 8, 1996           By /s/ John R. Barravecchia
                                  ---------------------------------------------
                                  John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FFCA/PIP III INVESTOR SERVICES CORPORATION



      Date:    July 8, 1996           By /s/ John R. Barravecchia
                                  ----------------------------------------------
                                  John R. Barravecchia, President