Form 10-K/A
period 1995-12-31
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1996-09-20
CIK 865828, 865829

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-1


                   ANNUAL REPORT UNDER SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995




Commission file number 0-20151


                       PARTICIPATING INCOME PROPERTIES III
                               LIMITED PARTNERSHIP
                                       AND
                   FFCA/PIP III INVESTOR SERVICES CORPORATION
                 ----------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)



                 Delaware                                    86-0665681
          ----------------------                       ------------------------
    (Partnership State of Organization)               (Partnership IRS Employer
                                                         Identification No.)

                 Delaware                                    86-0555605
          ----------------------                       ------------------------
    (Corporation State of Incorporation)              (Corporation IRS Employer
                                                         Identification No.)

            The Perimeter Center                               85255
         17207 North Perimeter Drive                          --------
             Scottsdale, Arizona                             (Zip Code)
      ----------------------------------
   (Address of Principal Executive Offices)


Co-Registrants' telephone number, including area code:     (602) 585-4500

                                     PART I

Item 1.  Business.

         Participating Income Properties III Limited Partnership, a Delaware limited partnership (the "Partnership"), was organized on July 9, 1990 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was organized primarily to purchase new but also existing travel plaza facilities, including land, buildings and equipment, and to lease such facilities on a net basis to one or more qualified operators. The general partner of the Partnership is FFCA Participating Management Company Limited Partnership, a Delaware limited partnership (the "General Partner"). The managing general partner of the General Partner is Franchise Finance Corporation of America III, a Delaware corporation ("FFCA III"). Travel Plaza Management, Inc. ("TMI"), a subsidiary of PaineWebber Group, Inc., and M. H. Fleischer and Paul Bagley are general partners of the General Partner.

         FFCA/PIP III Investor Services Corporation, a Delaware corporation was incorporated on June 23, 1986, to serve as the initial limited partner of the Partnership and the owner of record of the limited partnership interests in the Partnership, the rights and benefits of which are assigned by FFCA/PIP III Investor Services Corporation to investors in the Partnership. FFCA/PIP III
Investor Services Corporation conducts no other business activity. The Partnership and FFCA/PIP III Investor Services Corporation are referred to collectively as the "Co-Registrants."

         On April 10, 1991, the Co-Registrants commenced a public offering of $100,000,000 of limited partnership assignment units (the "Units") in the Partnership pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The Co-Registrants sold a total of 26,709 Units to investors at $1,000 per Unit for a total of $26,709,000. Purchasers of the Units (the "Holders") acquired the following number of Units from FFCA/PIP III Investor Services Corporation on each of the following dates: 14,119 Units on August 30, 1991 and 12,590 Units on February 28, 1992. Subsequent to that date, no Holder has made any additional capital contribution. The Holders share in the benefits of ownership of the Partnership's assets, including its real and personal property investments, according to the number of Units held in substantially the same manner as limited partners in the Partnership.

         After deducting organizational and offering expenses, including sales commissions, the net proceeds of the offering of the Units totaled $23,236,830. During the fiscal years ended December 31, 1993, 1992 and 1991, the Partnership distributed cash to the limited partners aggregating $957,268, which represents a partial return of the limited partners' initial $1,000 per unit capital contribution. After deducting this return of capital from the net proceeds of the offering of units, the remaining cash proceeds were fully invested by the Partnership in three "Flying J Travel Plazas," one located in Wytheville, Virginia, one located in Bakersfield, California and one located in Ehrenberg, Arizona. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. The Wytheville property was acquired in December 1991, the Bakersfield property was acquired in January 1993 and the Ehrenberg property was acquired in June 1993. With respect to the Ehrenberg property, the travel plaza was acquired by purchasing the land and making a loan to the franchisee for financing the travel plaza building.

         The Partnership's principal objectives are to (i) preserve, protect and enhance Partnership capital, (ii) provide partially tax-deferred cash distributions to investors, (iii) provide the potential for increased income and protection against inflation through participation in the operating revenues of travel plaza facilities owned by the Partnership, and (iv) to provide potential long-term appreciation in the value of its properties through real estate ownership.

         Real estate owned by the Partnership is leased for a term of 20 years. If a franchisee-lessee, however, ceases to be a franchisee of Flying J Inc. prior to the expiration of its 20-year lease term, the Partnership is entitled in its sole discretion to terminate the lease with such franchisee-lessee. Two of the travel plazas also lease equipment for a term of eight years. Lessees must pay the Partnership annual rental payments (in monthly installments) equal to a percentage of the Partnership's total investment in the property. With respect to the property located in Ehrenberg, the Partnership leases the land to the travel plaza operator and made a loan for the travel plaza building. The loan provides for monthly installments of interest at a rate of 7% per annum until June 30, 2003 at which time the entire principal balance is due. The loan may not be prepaid in full or in part, except upon exercise of the purchase option on the related travel plaza land. As additional rent under the terms of the lease, the Partnership is entitled to receive a portion of the operating revenues from the travel plazas subject to the lease equal to (i) up to 3.5% of annual gross receipts derived from the non-fuel sales of such travel plaza facility and (ii) up to 3/10 of $.01 per gallon of fuel sold. Reference is made to Note (6) of the Notes to Financial Statements filed with this Report for a schedule of the minimum future lease payments to be received by the Company on its properties.

         In connection with leases to CFJ Properties and franchisees of Flying J Inc., the General Partner granted to the lessee and to Flying J Inc. an option (the "Option Agreement") to purchase the leased equipment and real estate. The Option Agreement generally provides that upon expiration of its equipment lease, and if the lessee is not in default under its lease, a lessee will have an option to purchase its leased equipment at its appraised fair market value. In addition, provided that the lessee is not in default under its lease at the time of exercise, a lessee will have an option exercisable from the end of the tenth year until the end of the fifteenth year of the lease term to purchase its leased real estate at the greater of (i) the appraised fair market value of land, building and equipment, or (ii) the Partnership's total investment in the property plus a pro rata portion of certain fees and less any amounts paid by such lessee to the Partnership for equipment under the Option Agreement.

         As of June 30, 1996, two of the travel plazas owned by the Partnership were leased to CFJ Properties, a general partnership formed pursuant to a joint venture between Flying J Inc., through its subsidiary Big West Oil Company ("Big West"), and Douglas Oil Company of California, a subsidiary of Conoco Inc. ("Douglas Oil"). With respect to the remaining travel plaza, the land is leased to TFJ, a Utah general partnership. In addition, the Partnership made a loan to TFJ to finance the travel plaza building. TFJ is a partnership owned 49.9% by Flying J and 50.1% by Pacific Sunstone, Inc., an affiliate of Flying J. The operation of this travel plaza represents TFJ's sole business activity. The Partnership is not affiliated with CFJ Properties, TFJ, Flying J Inc. or Flying J Franchise Inc. ("FJFI"), a subsidiary of Flying J Inc.

         The Partnership is dependent upon CFJ Properties and TFJ, its lessees, since an adverse change in the financial condition of CFJ Properties and TFJ could materially affect their ability to make lease and loan payments.

         On February 1, 1991, Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company that is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. CFJ Properties is the franchisor and operator of the Flying J Inc. network of interstate travel plazas, which included 66 properties as of January 31, 1996. The Partnership owns two of these properties. Under the terms of the joint venture agreement, Big West sold to Douglas Oil certain Flying J Travel Plazas, which Douglas Oil contributed back to CFJ Properties. In addition to this initial contribution, Douglas Oil also made additional contributions to CFJ Properties. As its initial contribution, Big West transferred to CFJ Properties certain leasehold interests and Flying J Travel Plazas, and subsequently contributed to CFJ Properties various assets including working capital, inventories and future development sites. Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Partnership to CFJ Properties and was released by the Partnership with respect to its obligations under those leases.

         The Partnership's leases with CFJ Properties are with full recourse to the assets of CFJ Properties, but without recourse to Big West or Douglas Oil. A default on one lease constitutes a default on all other leases to the same lessee by the Partnership and two prior partnerships sponsored by affiliates of the General Partner, all of whose travel plazas are leased to Flying J Inc., CFJ Properties or franchisees of FJFI. These three properties comprise substantially all of the Partnership's assets, and therefore their unit-level operating performance and economic fundamentals are important.

         For the fiscal year ended January 31, 1996, CFJ Properties reported earnings of $17.2 million on revenues of $937.4 million. Revenues rose 33.3% from $703.4 million the prior year. The higher revenues resulted from the opening of twelve new units and increases in average unit volumes. As a result of higher revenues, net income increased to $17.2 million from $16.1 million in the fiscal year ended January 31, 1995.

         During the fiscal year ended January 31, 1996, CFJ Properties reported $35.8 million in net cash provided by operating activities. This cash, along with the cash provided by financing activities, was used to make capital expenditures. As of January 31, 1996, CFJ Properties reported cash balances of approximately $2.3 million, with liquidity supported by net cash provided by operating activities and a $70 million revolving line of credit with a bank. As of January 31, 1996, CFJ Properties reported partners' capital of $137.7 million and total assets of $369.4 million.

         CFJ Properties leases travel plazas and equipment under non-cancelable operating leases, which expire at various dates over the next 15 to 20 years. Payments under these leases were $13.3 million in both 1996 and 1995. Future minimum annual rent obligations under non-cancelable leases, as projected through 2001, remain comparable to 1996 expense amounts.

         The two travel plaza properties operated by CFJ Properties and Flying J Inc. generated a combined fuel and non-fuel gross profit (including other income) of approximately $7.4 million during the year ended January 31, 1996 as compared to $7.6 million in 1995. Total travel plaza unit-level income for these two properties (before depreciation and allocated corporate overhead) totaled approximately $1.4 million in 1996 with both of these properties reporting positive unit-level income. The combined result of the travel plaza unit-level income before depreciation and allocated corporate overhead was down from $1.5 million the prior year due to a decrease in fuel sales volume at the Bakersfield, California travel plaza and decreased fuel gross profit margins at the Wytheville, Virginia travel plaza. For CFJ Properties' fiscal year ended January 31, 1996, the average unit-level base and participating rents approximated 13.2% of the original cost of these properties.

         The Partnership's third property, which is operated by TFJ, had an increase in fuel and non-fuel gross profits and other income to $6.4 million in 1996 from $6.3 million in 1995 due to increased fuel and non-fuel sales volume. The property's income before depreciation and allocated corporate overhead for 1996 remained comparable to 1995 at $1.3 million. Base and participating rents remained comparable to 1995 at approximately 9% of the original cost of the property during TFJ's fiscal year ended January 31, 1996.

         The travel plaza/truck stop industry, although highly fragmented, is highly competitive. The Partnership's lessees are competing with, among others, National Auto/Truckstops, Union, Petro and Pilot Corporation, as well as other national, regional and local truckstop operators, some of which may have substantially greater financial resources than the lessees. The Partnership's lessees also compete with other entities which provide hospitality goods and services to the trucking industry and traveling public in general. The major competitive factors include, among others, location, ease of access, brand identification, pricing, product and service selections, customer service, store appearance, cleanliness and safety. The Flying J Travel Plaza facilities owned by the Partnership offer a full-service operation, generally including fuel facilities, a restaurant, a convenience store and other amenities for use by the trucking industry and traveling public in general. Flying J Inc. reports that the Flying J Travel Plaza network consists of more than 100 facilities across the U.S. interstate highway system. The travel plaza sites have been selected based on traffic patterns and volumes, and access to interstate highways, among other criteria.

         According the American Trucking Association, the trucking industry grosses more than $290 billion annually, representing 78% of the nation's freight bill. The 15 million commercial trucks registered in the United States consume approximately 35 billion gallons of fuel annually. The Partnership believes that the trucking industry is sensitive to certain aspects of the general economic environment, such as retail sales; the level, direction and rate of change in inventories; international trade; vendor performance; the cost and availability of fuel; labor issues; and technology. The trucking industry is also affected by various government policies, including economic regulations; vehicle size and weight regulations; and health, safety and environmental protection regulations. These factors also may influence the competitive posture of one mode of transportation compared to others; however, the trucking industry has presented itself as an affordable and timely alternative to other methods of transportation such as air freight and rail, particularly for short hauls.

         Through ownership of the travel plazas, the Partnership is subject to the risks associated with the underground storage of petroleum products such as gasoline. In this regard, the Partnership's lessees are subject to various federal, state and local regulations and environmental laws. These laws and regulations affect the storing, dispensing and discharge of petroleum and other wastes and affect the lessees both in the securing of permits for fueling operations and in ongoing conduct of such operations.

         Federal, state and local regulatory agencies have adopted regulations governing underground storage tanks ("UST's") that require the Partnership's lessees to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act requires the Environmental Protection Agency ("EPA") to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking UST's. Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. By 1998, all UST's must be corrosion protected, overfill/spill protected and have leak detection. These environmental laws impose strict liability for owners and operators of faulty and leaking storage tanks resulting in damage to the environment or third parties.

         The General Partner has taken various steps to (i) ensure that the lessees comply with applicable rules and regulations, (ii) mitigate any potential liabilities, including the establishment of storage tank monitoring procedures, and (iii) require that lessees indemnify the Partnership for all such liabilities and obtain liability insurance, if reasonably available. The General Partner requires each lessee to obtain an annual environmental audit, performed by an environmental consulting and engineering firm, which includes the following procedures, among others: month-end cumulative fuel inventory variance analysis; tank tightness tests, automatic tank gauging and leak detection system operation and calibration tests; UST excavation zone groundwater and/or soil vapor monitoring well analysis; piping system tightness tests; piping excavation zone groundwater and/or soil vapor monitoring well analysis; pipe leak detector inspection and calibration tests; corrosion protection system tests; on-site sanitary sewer treatment plant effluent analysis; and oil/water separator inspections. The consulting and engineering firm hired by the General Partner to conduct such audits also reviews on-site environmental correspondence; visually inspects the UST system, tank and piping excavation zone monitoring wells, areas adjacent to all petroleum above-ground tanks, the stormwater and wastewater control systems, and the travel plaza facility; and discusses employee training procedures, recent significant environmental events (if any), repair and maintenance activities, and regulatory compliance with travel plaza personnel.

         The Partnership believes that its lessees are in compliance with all applicable regulatory requirements and that its lessees have all governmental licenses and permits required for their business operations. Management knows of no pending or threatened proceedings or investigations under federal or state environmental laws; however, management cannot predict the impact on the Partnership's lessees of new governmental regulations and requirements. Although the General Partner has taken necessary steps to ensure lessee compliance with environmental regulations, there can be no assurance that significant cleanup or compliance costs may not be incurred which may affect the lessees' ability to make their scheduled lease payments to the Partnership.

         As of June 30, 1996, the Partnership has invested in real estate located in one state in the southeastern portion of the United States and two states in the western United States, and no real estate investments are located outside of the United States. The Partnership does not segregate revenues or assets by geographic region, and such a presentation is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

         The Partnership does not believe that any aspect of its business is significantly seasonal in nature.

         No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. The Partnership does not manufacture any products and therefore does not require any raw materials in order to conduct its business.

         The Partnership and FFCA/PIP III Investor Services Corporation have no employees.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.

         (a)      The following documents are filed as part of this Report:

                  1. Financial Statements. The following financial statements are included in the response to item 8 of this report:

                           The Partnership

                           Report  of  independent  public  accountants
                           Balance Sheets as of December 31, 1995 and 1994 Statements of Income for the year ended
                             December 31, 1995, 1994 and 1993
                           Statements of Changes in Partners' Capital for the
                             years ended December 31, 1995, 1994 and 1993
                           Statements of Cash Flows for the years ended
                             December 31, 1995, 1994 and 1993
                           Notes to Financial Statements


                           FFCA/PIP III Investor Services Corporation

                           Report of independent public accountants
                           Balance Sheet as of December 31, 1995
                           Notes to Balance Sheet

                           CFJ Properties
                           (A General Partnership)

                           Independent  Auditors'  Report
                           Balance Sheets as of January 31, 1996 and 1995 Statements of Income and Partners' Capital for the
                             years ended January 31, 1996, 1995 and 1994
                           Statements of Cash Flows for the years ended
                             January 31, 1996, 1995 and 1994

                           Wytheville Travel Plaza

                           Statements of Revenues and Direct Operating Costs and
                             Expenses and Statements of Cash Flows from Direct Travel Plaza

                             Operations for the years ended January 31, 1996, 1995 and 1994 (with independent auditors' report thereon)

                           Bakersfield Travel Plaza

                           Statements of Revenues and Direct Operating Costs and
                             Expenses and Statements of Cash Flows from Direct Travel Plaza Operations for the year ended January 31, 1996, 1995 and 1994 (with independent auditors' report thereon)

                           Ehrenberg Travel Plaza

                           Statement of Revenues and Direct  Operating Costs and
                             Expenses and Statement of Cash Flows from Direct Travel Plaza Operations for the year ended January 31, 1996, 1995 and 1994 (with independent auditors' report thereon)

                  2.       Financial Statement Schedules.

                           Schedule III--Schedule of Real Estate and Accumulated
                             Depreciation as of December 31, 1995

                           All other  schedules  are omitted  since they are not
                             required, are inapplicable, or the required information is included in the financial statements or notes thereto.

                  3.       Exhibits.

                           28. Annual Portfolio Valuation of Cushman & Wakefield as of December 31, 1995

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1991, are incorporated herein by this reference.

                                                                                             1991 Form 10-K
                                                                                               Exhibit No.
                                                                                               -----------
                           The  Agreement of Limited  Partnership  of the General                  3-A
                           Partner

                           The Certificate of  Incorporation of FFCA/PIP III                       3-B
                           Investor  Services  Corporation,  as  filed  with the
                           Secretary of State Delaware on December 5, 1988

                           Bylaws of FFCA/PIP III Investor Services Corporation                    3-C

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission, is incorporated herein by this reference.

                           The Amended and Restated Agreement of Limited Partnership of the Partnership.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Co-Registrants during the last quarter of the fiscal year ended December 31, 1995

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrants have duly caused this amendment to be signed on their behalf by the undersigned, thereunto duly authorized.

                            PARTICIPATING INCOME PROPERTIES III
                            LIMITED PARTNERSHIP

                                  By: FFCA PARTICIPATING MANAGEMENT COMPANY LIMITED PARTNERSHIP, Managing General
                                             Partner

                                           By:  FRANCHISE FINANCE CORPORATION OF
                                                AMERICA III, Managing General
                                                  Partner


Date:  September 12, 1996                  By:  /s/ M.H. Fleischer
                                              ----------------------------------
                                                M.H. Fleischer, President and
                                                Chief Executive Officer

                            FFCA/PIP III INVESTOR SERVICES CORPORATION


Date:  September 12, 1996   By:  /s/ John R. Barravecchia
                                 -----------------------------------------------
                                 John R. Barravecchia, President, Secretary,
                                 Treasurer, Principal Financial Officer and
                                   Principal Accounting Officer

Independent Auditors' Report


================================================================================









The Board of Directors
CFJ Properties:


We have audited the accompanying balance sheets of CFJ Properties (a general partnership) as of January 31, 1996 and 1995, and the related statements of income and partners' capital and cash flows for each of the years in the three-year period ended January 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CFJ Properties as of January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

Salt Lake City, Utah
March 22, 1996

Balance Sheets


================================================================================


CFJ PROPERTIES
(A General Partnership)
January 31, 1996 and 1995
(In thousands)

Assets                                                           1996      1995
- --------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                    $  2,314 $  1,700
  Trade receivables, net of allowance for doubtful accounts of
    of $165 in 1996 and $219 in 1995 (note 8)                    11,836    8,012
  Inventories (note 2)                                           15,832   12,798
  Prepaid expenses                                                2,229    1,204
- --------------------------------------------------------------------------------
              Total current assets                               32,211   23,714
- --------------------------------------------------------------------------------
Land, buildings, and equipment:
  Land and improvements                                         111,053   72,270
  Buildings                                                     119,632   78,349
  Equipment                                                      86,939   58,860
  Leasehold improvements                                         24,494   24,078
  Construction-in-progress                                       33,687   42,853
- --------------------------------------------------------------------------------
                                                                375,805  276,410
  Less accumulated depreciation and amortization                 40,095   25,384
- --------------------------------------------------------------------------------
              Net land, buildings, and equipment                335,710  251,026
- --------------------------------------------------------------------------------
Long-term notes receivable                                          535        0
Other assets (note 3)                                               930      848
- --------------------------------------------------------------------------------
                                                               $369,386 $275,588
================================================================================
                 Liabilities and Partners' Capital
- --------------------------------------------------------------------------------
Current liabilities:
  Accounts payable (note 8)                                    $ 48,313 $ 45,036
  Accrued liabilities (notes 4 and 8)                            23,466   22,329
- --------------------------------------------------------------------------------
              Total current liabilities                          71,779   67,365
Long-term debt (note 5)                                         156,500   87,000
Other liabilities                                                 3,409      730
- --------------------------------------------------------------------------------
              Total liabilities                                 231,688  155,095
- --------------------------------------------------------------------------------
Partners' capital                                               137,698  120,493
Commitments and contingencies (notes 5, 6 and 10)
- --------------------------------------------------------------------------------
                                                               $369,386 $275,588
================================================================================




See accompanying notes to financial statements.

Statements of Income and Partners' Capital


================================================================================


CFJ PROPERTIES
(A General Partnership)
Years ended January 31, 1996, 1995 and 1994
(In thousands)

                                                             1996          1995         1994
- ----------------------------------------------------------------------------------------------
Sales (note 1(f))                                          $ 937,370    $ 703,430    $ 564,627
Cost of sales                                                755,852      563,519      458,840
- ----------------------------------------------------------------------------------------------
              Gross profit                                   181,518      139,911      105,787
- ----------------------------------------------------------------------------------------------
Operating, general, and administrative expense (note 7):
  Operating                                                  145,959      112,882       88,970
  General and administrative                                  11,753        9,533        7,323
- ----------------------------------------------------------------------------------------------
                                                             157,712      122,415       96,293
- ----------------------------------------------------------------------------------------------
              Income from operations                          23,806       17,496        9,494
- ----------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                                 93          147           91
  Interest expense                                            (6,642)      (1,483)           0
  Loss on sale of fixed assets, net                              (52)         (19)         (28)
- ----------------------------------------------------------------------------------------------
                                                              (6,601)      (1,355)          63
- ----------------------------------------------------------------------------------------------
              Net income                                      17,205       16,141        9,557
Partners' capital, beginning of year                         120,493      104,352       94,795
- ----------------------------------------------------------------------------------------------
Partners' capital, end of year                             $ 137,698    $ 120,493    $ 104,352
==============================================================================================



See accompanying notes to financial statements.

Statements of Cash Flows


================================================================================


CFJ PROPERTIES
(A General Partnership)
Years ended January 31, 1996, 1995 and 1994
(In thousands)

                                                                  1996          1995         1994
- ---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $  17,205    $  16,141    $   9,557
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                14,933        9,827        6,793
      Provision for losses on accounts receivable                       0           51           21
      Loss on sale of fixed assets                                     52           19           28
      Change in assets and liabilities:
        Receivables                                                (3,803)      (1,302)        (179)
        Inventories                                                (3,034)      (4,065)      (1,318)
        Prepaid expenses                                           (1,025)        (164)        (248)
        Other assets                                                 (128)       1,636         (124)
        Accounts payable and accrued liabilities                    8,817       16,713        6,799
        Other liabilities                                           2,739          268         (563)
- ---------------------------------------------------------------------------------------------------
              Net cash provided by operating activities            35,756       39,124       20,766
- ---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from insurance coverage                                      0            0          423
  Capital expenditures (note 8)                                  (104,107)     (90,258)     (57,943)
  Note receivable funded                                             (535)           0            0
- ---------------------------------------------------------------------------------------------------
              Net cash used in investing activities              (104,642)     (90,258)     (57,520)
- ---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                          25,000       75,000            0
  Net proceeds (payments) under line of credit agreements          44,500      (29,000)      36,000
- ---------------------------------------------------------------------------------------------------
              Net cash provided by financing activities            69,500       46,000       36,000
- ---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                      614       (5,134)        (754)
Cash and cash equivalents, beginning of year                        1,700        6,834        7,588
- ---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                          $   2,314    $   1,700    $   6,834
- ---------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
  Cash paid for interest, net of capitalized amounts            $   6,387    $     916    $       0

Supplemental Disclosure of Noncash Investing Activities
  TheCapital  expenditures  noted  above are net of accounts  payable  increases
     (decreases) related to the acquisiton of building and equipment of ($4,403), $2,477, and $4,735 in 1996, 1995, and 1994, respectively.


See accompanying notes to financial statements.

Notes to Financial Statements


================================================================================

CFJ PROPERTIES
(A General Partnership)
January 31, 1996,  1995 and 1994

(1) Summary of Significant Accounting Policies

The following significant accounting policies are followed by CFJ Properties (the Partnership) in preparing and presenting its financial statements:

(a) Organization and Line of Business - The Partnership is a Utah general partnership with its principal business being the development and operation of a national network of interstate travel plazas in North America. A typical travel plaza offers a 24-hour service operation which includes fuel facilities, a restaurant or deli, convenience store, and other amenities designed to meet the needs of the trucking industry and traveling public. Some travel plazas include lodging and truck service centers. The Partnership operated 66, 54 and 41 travel plazas, as of January 31, 1996, 1995 and 1994, respectively.

(b) Cash Equivalents - For purposes of the statements of cash flows, the Partnership considers all investments with original maturities of three months or less to be cash equivalents.

(c) Inventories - Inventories include gasoline, diesel, ready-to-use additives, related petroleum products, food and miscellaneous merchandise. Inventories are stated at the lower of cost or market value as determined by the first-in, first-out (FIFO) method.

(d) Land, Buildings, and Equipment - Land, buildings and equipment are stated at cost for constructed and purchased assets and fair market value at the date contributed for contributions from the general partners. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related assets.

Interest is capitalized in connection with the construction of travel plazas. The interest capitalized is recorded as part of the asset to which it relates and is amortized over the lesser of its useful life or the lease term. Interest of $2,925,000, $2,993,000, and $791,000 was capitalized for 1996, 1995, and 1994 respectively.

(e) Income Taxes - The Partnership is not directly subject to income taxes. Each partner is responsible for any income tax related to their portion of taxable income.

(f) Retail Fuel Sales - The Partnership does not include related federal or state excise taxes in petroleum product retail sales or cost of sales. Such taxes amounted to approximately $475,900,000, $361,243,000 and $253,062,000 for
1996, 1995 and 1994, respectively.

(g) New Plaza Opening Costs - Opening costs are expensed when incurred. The costs associated with new travel plaza openings were approximately $4,000,000, $4,100,000 and $1,100,000 in 1996, 1995 and 1994, respectively.

(h) Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Partnership places its cash and cash equivalent investments with high quality credit financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Partnership's customer base, and their dispersion across many different geographical regions. The Partnership routinely performs credit evaluations of its customers and maintains allowances for potential credit losses.

(I) Use of Estimates - The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) Inventories

Inventories are summarized as follows (in thousands):

                                              1996           1995
                                           ---------        ------

Store merchandise and restaurant food      $  13,002        10,590
Petroleum products                             2,830         2,208
                                           ---------        ------
                                           $  15,832        12,798
                                           =========        ======

(3) Other Assets

Other assets consist of the following (in thousands):

                                                   1996           1995
                                                 -------          ----

Land deposits                                    $   590           562
Lease deposits                                       232           232
Loan origination fees                                108            54
                                                 -------           ---
                                                 $   930           848
                                                 =======           ===


(4) Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

                                                 1996            1995
                                                 ----            ----

Fuel taxes                                    $   15,078        13,285
Expense incurred by
    Operator (note 8)                              5,677         6,550
Other                                              2,711         2,494
                                              ----------        ------
                                              $   23,466        22,329
                                              ==========        ======


(5) Long-term Debt

Under a revolving line of credit agreement with a bank, the Partnership may borrow up to $70,000,000 at the bank's prime, adjusted certificate of deposit, or adjusted Libor rate at the Partnership's option. Under the agreement, outstanding borrowings on July 13, 1999, convert to a term loan and are payable in quarterly installments through April 2003. The agreement requires a commitment fee. The Partnership had $56,500,000 and $12,000,000 in outstanding borrowings as of January 31, 1996 and 1995, respectively. Interest rates on outstanding borrowings range from 6.23 to 8.50 percent. In addition to the $70,000,000 line of credit, the Partnership had letters of credit totaling $5,177,000 outstanding as of January 31, 1996.

Under a fiscal 1995 Master Shelf Agreement, the Partnership issued $100,000,000 in long-term notes payable to an insurance company. The notes bear interest at 7.88, 9.35, and 7.27 percent and require quarterly interest payments. Annual principal payments are required beginning March 1998 with the final payment in January 2005. In addition to the $100,000,000, the Partnership has an option to issue an additional $25,000,000 in long-term notes payable to the same insurance company contingent upon meeting certain conditions.

The following aggregate maturities of long-term debt (in thousands) reflect the Partnership's intent and ability (subject to bank approval) to defer the first quarterly installment on its $70,000,000 line of credit one year to July 13, 1999:

1997                                                       $         0
1998                                                                 0
1999                                                            10,000
2000                                                            25,594
2001                                                            31,125
Thereafter                                                      89,781
                                                           -----------
          Total                                            $   156,500
                                                           ===========

(6) Lease Commitments

The Partnership leases travel plazas and equipment under noncancelable operating leases, which expire at various dates over the next 15 to 20 years. The leases are obligations of the Partnership without recourse to the general partners. The operating leases include minimum and percentage (contingent) lease payments. Contingent rents are based upon gallons sold, restaurant and merchandise sales, and other revenues.

Minimum lease payments under noncancelable operating leases were $13,266,000, $13,277,000 and $13,426,000 for the years ended January 31, 1996, 1995 and 1994, respectively. Percentage lease payments under noncancelable operating leases were $4,348,000, $4,213,000 and $3,710,000 for the years ended January
31, 1996, 1995 and 1994, respectively.

Future minimum payments under noncancelable operating leases as of January 31, 1996 are as follows (in thousands):

1997                                                       $    13,182
1998                                                            12,630
1999                                                            12,288
2000                                                            12,221
2001                                                            12,166
Thereafter                                                     106,573
                                                           -----------
          Total                                            $   169,060
                                                           ===========

(7) Pension and Profit Sharing Plans

Currently, the Partnership has chosen to have all eligible employees participate in the noncontributory defined contribution pension and profit sharing plans of Flying J Inc. (Flying J), the parent company of one of the general partners. Contributions to these plans, which are made at the discretion of Flying J's Board of Directors, may be in cash or qualifying common stock of Flying J. The Partnership's expenses related to these plans amounted to $1,212,000, $998,000, and $753,000 for the years ended January 31, 1996, 1995, and 1994, respectively.

(8) Related Party Transactions

The parent company (the Operator) of one of the general partners, operates all travel plazas and related facilities for the Partnership. Under the terms of the operations agreement, the Partnership reimburses the Operator for the cost of operations plus a monthly amount for overhead costs. The overhead cost reimbursements amounted to $916,000, $801,000 and $697,000 for 1996, 1995 and
1994, respectively. The Operator paid the Partnership $668,000, $651,000 and $634,000 during 1996, 1995 and 1994, respectively, for services performed by the Partnership for certain franchises of the Operator.

During its normal course of business, the Partnership purchases petroleum products from the general partners under supply agreements. It is the general partners' opinion that such agreements are under terms similar to those which could be received under arms-length contracts. Purchases from the partners' amounted to approximately $662,900,000, $494,800,000 and $409,481,000 for 1996,
1995 and 1994, respectively.

Included in accounts receivable is $729,000 and $616,000 as of January 31, 1996 and 1995, respectively, from affiliates.

Included in accounts payable and accrued liabilities is $31,250,000 and $24,020,000 as of January 31, 1996 and 1995, respectively, due the general partners and their affiliates resulting from petroleum product purchases and management services.

The Partnership periodically contracts with the Operator for the development and construction of travel plazas. Capitalized expenditures under these agreements were $70,326,000 and $73,576,000 in 1996 and 1995, respectively. It is the general partners' opinion that such purchases are under terms similar to those which could be received under arms-length contracts.

(9) Disclosure About the Fair Value of Financial Instruments

The carrying value for certain short-term financial instruments that mature or reprice frequently at market rate, approximates their fair value. Such financial instruments include: cash and cash equivalents, trade receivables, revolving lines of credit, accounts payable, and accrued liabilities. The carrying value of the long-term debt approximates its fair market value.

(10) Commitments and Contingencies

(a) Environmental Laws and Regulations - In connection with the operation of its network of fuel facilities, the Partnership has become subject to increasingly demanding environmental standards imposed by federal, state, and local environmental laws and regulations. It is the policy of the Partnership to comply with applicable environmental laws and regulations.

An estimated amount related to the remediation of environmental issues has been accrued as managements's best estimate of the cost. However, governmental regulations covering environmental issues are highly complex and are subject to change. Accordingly, changes in the regulations or interpretations thereof could result in future costs to the Partnership in excess of the amounts accrued.

Management believes that preventative measures in addition to proper attention to these regulations will minimize costs related to compliance to such regulations. Furthermore, the Partnership routinely succeeds in recovering a significant portion of the cost of remediation from the states which administer environmental clean up funds for in-state fuel retailers.

(b) Litigation - The Partnership is involved in legal actions resulting from the ordinary course of business. Such actions relate to travel plaza operations and other general matters. Management believes that the Partnership has adequate legal defenses or insurance coverage and reserves and that the ultimate outcome of such actions will not have a material adverse effect on the Partnership's financial position.

Independent Auditors' Report


================================================================================








To the General Partners
CFJ Properties:


We have audited the accompanying statements of revenues and direct operating costs and expenses and the statements of cash flows from direct travel plaza operations for each of the years in the three-year period ended January 31, 1996, of the Wytheville Travel Plaza operated by CFJ Properties (see note 1). The land and related plaza facilities are owned by Participating Income Properties III L. P. These statements are the responsibility of management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The statements referred to above were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission and are not intended to be a complete representation of the Wytheville Travel Plaza's statements of income and cash flows.

In our opinion, the statements referred to above present fairly, in all material respects, the revenues and direct operating costs and expenses and the cash flows from direct travel plaza operations of the Wytheville Travel Plaza for each of the years in the three-year period ended January 31, 1996, in conformity with generally accepted accounting principles


/s/ KPMG Peat Marwick LLP

Salt Lake City, Utah
March 14, 1996

Statements of Revenues and Direct Operating Costs and Expenses


================================================================================


WYTHEVILLE TRAVEL PLAZA
Years ended January 31, 1996, 1995 and 1994
(In thousands)

                                                                                         1996      1995      1994
- ------------------------------------------------------------------------------------------------------------------
Revenues                                                                               $20,007   $18,958   $16,067
- ------------------------------------------------------------------------------------------------------------------
Direct operating costs and expenses:
  Cost of sales                                                                         16,241    15,143    13,343
  Labor costs                                                                            1,013     1,064       966
  Controllable operating expenses                                                          555       502       444
  Occupancy expenses                                                                     1,142     1,128     1,081
- ------------------------------------------------------------------------------------------------------------------
              Travel Plaza revenues in excess of direct operating costs and expenses   $ 1,056   $ 1,121   $   233
==================================================================================================================

See accompanying note to financial statemtents.

Statements of Cash Flows


================================================================================


WYTHEVILLE TRAVEL PLAZA
Years ended January 31, 1996, 1995 and 1994
(In thousands)

                                                                            1996     1995     1994
- ----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Travel Plaza revenues in excess of direct operating costs and expenses   $1,056   $1,121   $  233
  Add amortization of leasehold improvements and depreciation                  68       64       47
- ----------------------------------------------------------------------------------------------------
              Cash provided by direct Travel Plaza operations              $1,124   $1,185   $  280
====================================================================================================

See accompanying note to financial statements.

Note to Financial Statements


================================================================================


WYTHEVILLE TRAVEL PLAZA
Years ended January 31, 1996, 1995 and 1994


(1)   Summary of Significant Accounting Policies

(a) Organization and Business - The Wytheville Travel Plaza (Travel Plaza) is a 24-hour service operation and includes fuel facilities, restaurant, convenience store and other amenities designed to meet the needs of the trucking industry and traveling public in general. The Travel Plaza, located in Wytheville, Virginia, commenced operations in April 1991 and is operated by CFJ Properties
(CFJ). The land and related plaza facilities are leased by CFJ from Participating Income Properties III, L.P. (PIP III) .

The accompanying statements have been prepared to facilitate PIP III's compliance with the rules and regulations of the Securities and Exchange Commission. The statements include only direct operating costs and expenses. Certain overhead costs such as corporate administrative allocations are excluded.


(b) Controllable Operating Expenses - Controllable operating expenses consist of supplies, repairs and maintenance, cleaning, advertising and promotion, telephone and utilities, insurance, credit card charges and travel incurred at the Travel Plaza level.

(c) Occupancy Expenses - Occupancy expenses consist of taxes, insurance and rent paid to PIP III.

(d) Leasehold Improvements Amortization - Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets.

(e) Federal and State Income Taxes - Federal and state income taxes have not been allocated to the Travel Plaza.

Independent Auditors' Report

================================================================================








To the General Partners
CFJ Properties:


We have audited the accompanying statements of revenues and direct operating expenses costs and expenses and the statements of cash flows from direct travel plaza operations for each of the years in the three-year period ended January 31, 1996, of the Bakersfield Travel Plaza operated by CFJ Properties (see note
1). The land and related plaza facilities are owned by Participating Income Properties III L.P. These statements are the responsibility of management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The statements referred to above were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission and are not intended to be a complete representation of the Bakersfield Travel plaza's statements of income and cash flows.

In our opinion, the statements referred to above present fairly, in all material respects, the revenues and direct operating costs and expenses and the cash flows from direct travel plaza operations of the Bakersfield Travel Plaza for each of the years in the three-year period ended January 31, 1996, in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

Salt Lake City, Utah
March 14, 1996

Statements of Revenues and Direct Operating Costs and Expenses


================================================================================


BAKERSFIELD TRAVEL PLAZA
Years ended January 31, 1996, 1995 and 1994
(In thousands)

                                                                                         1996      1995      1994
- -------------------------------------------------------------------------------------------------------------------
Revenues                                                                               $17,486   $18,319   $18,779
- -------------------------------------------------------------------------------------------------------------------
Direct operating costs and expenses:
  Cost of sales                                                                         13,814    14,553    14,909
  Labor costs                                                                            1,226     1,264     1,220
  Controllable operating expenses                                                          624       583       518
  Occupancy expenses                                                                     1,039     1,031     1,018
- -------------------------------------------------------------------------------------------------------------------
              Travel Plaza revenues in excess of direct operating costs and expenses   $   783   $   888   $ 1,114
===================================================================================================================



See accompanying note to financial statements.

Statements of Cash Flows


================================================================================


BAKERSFIELD TRAVEL PLAZA
Years ended January 31, 1996, 1995 and 1994
(In thousands)

                                                                            1996     1995     1994
- ---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Travel Plaza revenues in excess of direct operating costs and expenses   $  783   $  888   $1,114
  Add amortization of leasehold improvements                                   93       82       71
- ---------------------------------------------------------------------------------------------------
              Cash provided by direct Travel Plaza operations              $  876   $  970   $1,185
===================================================================================================








See accompanying note to financial statements.

Note to Financial Statements


================================================================================


BAKERSFIELD TRAVEL PLAZA
Years ended January 31, 1996, 1995 and 1994


(1)   Summary of Significant Accounting Policies

(a) Organization and Business - The Bakersfield Travel Plaza (Travel Plaza) is a 24-hour service operation and includes fuel facilities, restaurant, convenience store and other amenities designed to meet the needs of the trucking industry and traveling public in general. The Travel Plaza, located in Bakersfield, California, commenced operations in February 1992 and is operated by CFJ Properties (CFJ). The land and related plaza facilities are leased by CFJ from Participating Income Properties III, L.P. (PIP III).

The accompanying statements have been prepared to facilitate PIP III's compliance with the rules and regulations of the Securities and Exchange Commission. The statements include only direct operating costs and expenses. Certain overhead costs such as corporate administrative allocations are excluded.

(b) Controllable Operating Expenses - Controllable operating expenses consist of supplies, repairs and maintenance, cleaning, advertising and promotion, telephone and utilities, insurance, credit card charges and travel incurred at the Travel Plaza level.

(c) Occupancy Expenses - Occupancy expenses consist of taxes, insurance and rent paid to PIP III.

(d) Leasehold Improvements Amortization - Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets.

(e) Federal and State Income Taxes - Federal and state income taxes have not been allocated to the Travel Plaza.

Independent Auditors' Report


================================================================================







To the General Partners
TFJ Properties:


We have audited the accompanying statements of revenues and direct operating costs and expenses and the statements of cash flows from direct travel plaza operations for each of the years in the three-year period ended January 31, 1996, of the Ehrenberg Travel Plaza operated by FJ Properties (see note 1). The land is owned by Participating Income Properties III L.P. These statements are the responsibility of management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The statements referred to above were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission and are not intended to be a complete representation of the Ehrenberg Travel Plaza's statements of income and cash flows.

In our opinion, the statements referred to above present fairly, in all material respects, the revenues and direct operating costs and expenses and the cash flows from direct travel plaza operations of the Ehrenberg Travel Plaza for each of the years in the three-year period ended January 31, 1996, in conformity with generally accepted accounting principles


/s/ KPMG Peat Marwick LLP

Salt Lake City, Utah
March 14, 1996

Statements of Revenues and Direct Operating Costs and Expenses


================================================================================


EHRENBERG TRAVEL PLAZA
Years ended January 31, 1996, 1995 and 1994
(In thousands)

                                                                                         1996      1995      1994
- ------------------------------------------------------------------------------------------------------------------
Revenues                                                                               $26,922   $23,976   $20,895
- ------------------------------------------------------------------------------------------------------------------
Direct operating costs and expenses:
  Cost of sales                                                                         20,545    17,665    15,591
  Labor costs                                                                            2,292     2,280     2,157
  Controllable operating expenses                                                        1,198     1,190       946
  Occupancy expenses                                                                     1,170       868       861
- ------------------------------------------------------------------------------------------------------------------
              Travel Plaza revenues in excess of direct operating costs and expenses   $ 1,717   $ 1,973   $ 1,340
==================================================================================================================





See accompanying note to financial statements.

Statements of Cash Flows


================================================================================


EHRENBERG TRAVEL PLAZA
Years ended January 31, 1996, 1995 and 1994
(In thousands)

                                                                            1996     1995     1994
- ---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Travel Plaza revenues in excess of direct operating costs and expenses   $1,717   $1,973   $1,340
  Add amortization of leasehold improvements and depreciation                 472      441      421
- ---------------------------------------------------------------------------------------------------
              Cash provided by direct Travel Plaza operations              $2,189   $2,414   $1,761
===================================================================================================




See accompanying note to financial statements.

Note to Financial Statements


================================================================================


EHRENBERG TRAVEL PLAZA
Years ended January 31, 1996, 1995 and 1994


(1)   Summary of Significant Accounting Policies

(a) Organization and Business - The Ehrenberg Travel Plaza (Travel Plaza) is a 24-hour service operation and includes fuel facilities, restaurant, motel, truck service center, convenience store and other amenities designed to meet the needs of the trucking industry and traveling public in general. The Travel Plaza, located in Ehrenberg, Arizona, commenced operations in May 1988 and is operated by FJ Properties. The land is leased by TFJ Properties from Participating Income Properties III, L.P. (PIP III).

The accompanying statements have been prepared to facilitate PIP III's compliance with the rules and regulations of the Securities and Exchange Commission. The statements include only direct operating costs and expenses. Certain overhead costs such as corporate administrative allocations are excluded.

(b) Controllable Operating Expenses - Controllable operating expenses consist of supplies, repairs and maintenance, cleaning, advertising and promotion, telephone and utilities, insurance, credit card charges and travel incurred at the Travel Plaza level.

(c) Occupancy Expenses - Occupancy expenses consist of taxes, insurance and rent paid to PIP III.

(d) Leasehold Improvements Amortization - Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets.

(e) Federal and State Income Taxes - Federal and state income taxes have not been allocated to the Travel Plaza.
                                       4