Form 10-Q
period 1996-09-30
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1996-11-12
CIK 865828, 865829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996
                                        ----------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

                             Commission file number
                                     0-20151


             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
                                       and
                   FFCA/PIP III INVESTOR SERVICES CORPORATION
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                           86-0665681
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                           86-0555605
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                             85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (zip code)


Co-Registrants' telephone number including area code     (602) 585-4500
                                                         -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X     No
                                   -----     -----

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------


             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                      September 30,   December 31,
                                                          1996            1995
                                                      ------------    ------------
                                     ASSETS
                                     ------
CASH AND CASH EQUIVALENTS                             $    635,660    $    638,406

RECEIVABLES FROM LESSEES                                    43,570          39,257

MORTGAGE LOAN INTEREST RECEIVABLE                           45,208          45,208

MORTGAGE LOAN RECEIVABLE                                 7,750,000       7,750,000

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                               2,684,138       2,684,138
      Buildings                                         11,010,862      11,010,862
      Equipment                                            947,838         947,838
                                                      ------------    ------------
            Total                                       14,642,838      14,642,838
      Less-Accumulated depreciation                      1,936,907       1,599,633
                                                      ------------    ------------

                                                        12,705,931      13,043,205
                                                      ------------    ------------

            Total assets                              $ 21,180,369    $ 21,516,076
                                                      ============    ============


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS              $    579,612    $    579,556

RENTAL DEPOSITS AND OTHER                                  253,031         251,520
                                                      ------------    ------------

            Total liabilities                              832,643         831,076
                                                      ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                      (16,090)        (12,718)
      Limited partners                                  20,363,816      20,697,718
                                                      ------------    ------------

            Total partners' capital                     20,347,726      20,685,000
                                                      ------------    ------------

            Total liabilities and partners' capital   $ 21,180,369    $ 21,516,076
                                                      ============    ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)



                                             Three Months   Three Months    Nine Months    Nine Months
                                                Ended          Ended          Ended           Ended
                                               9/30/96        9/30/95        9/30/96         9/30/95
                                              ----------     ----------     ----------     ----------
REVENUES:
      Rental                                  $  394,870     $  394,870     $1,184,610     $1,184,610
      Participating rentals                      124,377        132,483        380,590        380,788
      Mortgage loan interest                     135,625        135,625        406,875        406,875
      Investment interest and other                5,351          5,169         16,688         18,266
                                              ----------     ----------     ----------     ----------

                                                 660,223        668,147      1,988,763      1,990,539
                                              ----------     ----------     ----------     ----------

EXPENSES:
      General partner fees                        52,500         61,020        167,668        167,316
      Depreciation                               111,934        112,817        337,274        338,452
      Operating                                   22,446         21,846         65,259         67,312
                                              ----------     ----------     ----------     ----------

                                                 186,880        195,683        570,201        573,080
                                              ----------     ----------     ----------     ----------

NET INCOME                                    $  473,343     $  472,464     $1,418,562     $1,417,459
                                              ==========     ==========     ==========     ==========

NET INCOME ALLOCATED TO:
      General partner                         $    4,733     $    4,725     $   14,186     $   14,175
      Limited partners                           468,610        467,739      1,404,376      1,403,284
                                              ----------     ----------     ----------     ----------

                                              $  473,343     $  472,464     $1,418,562     $1,417,459
                                              ==========     ==========     ==========     ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT (based on
   26,709 units held by limited partners)     $    17.55     $    17.51     $    52.58     $    52.54
                                              ==========     ==========     ==========     ==========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)





                                                             Limited Partners
                                       General        -----------------------------
                                       Partner          Number                              Total
                                       Amount          of Units           Amount            Amount
                                    ------------      ------------     ------------      ------------
BALANCE, December 31, 1995          $    (12,718)           26,709     $ 20,697,718      $ 20,685,000

      Net income                          14,186              --          1,404,376         1,418,562

      Distributions to partners          (17,558)             --         (1,738,278)       (1,755,836)
                                    ------------      ------------     ------------      ------------

BALANCE, September 30, 1996         $    (16,090)           26,709     $ 20,363,816      $ 20,347,726
                                    ============      ============     ============      ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)





                                                                   1996             1995
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $ 1,418,562      $ 1,417,459
     Adjustments to net income:
        Depreciation                                                337,274          338,452
        Change in assets and liabilities:
           Increase in receivables from lessees                      (4,313)            --
           Increase (decrease) in rental deposits and other           1,511          (20,721)
                                                                -----------      -----------

               Net cash provided by operating
                     activities                                   1,753,034        1,735,190

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to partners                                   (1,755,780)      (1,756,047)
                                                                -----------      -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                (2,746)         (20,857)

CASH AND CASH EQUIVALENTS, beginning of period                      638,406          654,948
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                        $   635,660      $   634,091
                                                                ===========      ===========

PART I  -  FINANCIAL INFORMATION
--------------------------------


Item 2.       Management's Discussion and Analysis of
-------       Financial Condition and Results of Operations
              ---------------------------------------------


      As of September  30, 1996,  Participating  Income  Properties  III Limited
      Partnership, a Delaware limited partnership, (the Registrant), had received $26,709,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $23,012,902. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on February 28, 1992, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in travel plaza properties and mortgages by June 30, 1993 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $579,424 for the quarter ended September 30, 1996 (the period), which, combined with the first and second quarterly distributions of $1,158,854 amounts to $1,738,278 year to date. During the period, all net proceeds not invested in travel plaza property and the mortgage loan were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue and mortgage loan interest income pursuant to its travel plaza lease and loan arrangements in the amount of $530,495, which remains unchanged from the prior year. In addition, the Registrant received or accrued participating rentals of $124,377 for the period which is lower than the comparable quarter in 1995; however, participating rentals for the nine months ended September 30, 1996 remain unchanged from the same period in 1995. Total expenses of $186,880 for the period were lower than expenses for the quarter ended September 30, 1995 due to lower general partner fees; such fees are calculated based on revenues net of operating expenses. Net income for the period is comparable to the same period in 1995.

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

                   FFCA/PIP III INVESTOR SERVICES CORPORATION
                   ------------------------------------------


                       BALANCE SHEET - SEPTEMBER 30, 1996
                       ----------------------------------





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

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                               PARTICIPATING INCOME PROPERTIES III LIMITED
                               PARTNERSHIP

                               By FFCA PARTICIPATING MANAGEMENT COMPANY
                                        LIMITED PARTNERSHIP
                               Managing General Partner


                               By FRANCHISE FINANCE CORPORATION OF AMERICA III Corporate General Partner


      Date:    October 7, 1996     By /s/ John R. Barravecchia
                               -------------------------------------------------
                               John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FFCA/PIP III INVESTOR SERVICES CORPORATION



      Date:    October 7, 1996          By /s/ John R. Barravecchia
                                     -------------------------------------------
                                     John R. Barravecchia, President