Form 10-K405
period 1996-12-31
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1997-03-21
CIK 865828, 865829

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ----------
                                    FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

Commission File Number 0-20151


             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
                                       and
                   FFCA/PIP III INVESTOR SERVICES CORPORATION
                -------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

      Delaware                                                  86-0665681
---------------------                                    -----------------------
(Partnership State of                                    (Partnership I.R.S.
Organization)                                            Employer Identification
                                                         No.)

      Delaware                                                  86-0555605
---------------------                                    -----------------------
(Corporation State of                                    (Corporation I.R.S.
Incorporation)                                           Employer Identification
                                                         No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                              85255
----------------------------------------                 -----------------------
(Address of Principal Executive Offices)                       (Zip Code)


Co-Registrants' telephone number, including area code:  (602) 585-4500


Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                      Limited Partnership Assignment Units
                      ------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Co-Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Co-Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                  -----    -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Co-Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Co-Registrants: Not applicable.

         The limited partnership assignment units (the "Units") are not currently traded in any market. Therefore, there is no market price or average bid and asked price for the Units within 60 days prior to the date of this filing.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Business.

         Participating Income Properties III Limited Partnership, a Delaware limited partnership (the "Partnership"), was organized on July 9, 1990 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was organized primarily to purchase new but also existing travel plaza facilities, including land, buildings and equipment, and to lease such facilities on a net basis to one or more qualified operators. The general partner of the Partnership is FFCA Participating Management Company Limited Partnership, a Delaware limited partnership (the "General Partner"). The managing general partner of the General Partner is Franchise Finance Corporation of America III, a Delaware corporation ("FFCA III"). Travel Plaza Management, Inc. ("TMI"), a subsidiary of PaineWebber Group, Inc., and Morton H. Fleischer and Paul Bagley are general partners of the General Partner.

         FFCA/PIP III Investor Services Corporation, a Delaware corporation, was incorporated on June 23, 1986 to serve as the initial limited partner of the Partnership and the owner of record of the limited partnership interests in the Partnership, the rights and benefits of which are assigned by FFCA/PIP III Investor Services Corporation to investors in the Partnership. FFCA/PIP III
Investor Services Corporation conducts no other business activity. The Partnership and FFCA/PIP III Investor Services Corporation are referred to collectively as the "Co-Registrants."

         The statements contained in this report, if not historical, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated" or "expected". Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

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

         After deducting organizational and offering expenses, including sales commissions, the net proceeds of the offering of the Units totaled $23,236,830. During the fiscal years ended December 31, 1993, 1992 and 1991, the Partnership distributed cash to the limited partners aggregating $957,268, which represents a partial return of the limited partners' initial $1,000 per unit capital contribution. After deducting this return of capital from the net proceeds of the offering of units, the remaining cash proceeds were fully invested by the Partnership in three "Flying J Travel Plazas", one located in Wytheville, Virginia, one located in Bakersfield, California and one located in Ehrenberg, Arizona. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. The Wytheville property was acquired in December 1991, the Bakersfield property was acquired in January 1993 and the Ehrenberg property was acquired in June 1993. With respect to the Ehrenberg property, the travel plaza was acquired by purchasing the land and making a loan to the franchisee for financing the travel plaza building.

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

         Real estate owned by the Partnership is leased for a term of 20 years. If a franchisee-lessee, however, ceases to be a franchisee of Flying J Inc. prior to the expiration of its 20-year lease term, the Partnership is entitled in its sole discretion to terminate the lease with such franchisee-lessee. Two of the travel plazas also lease equipment for a term of eight years. Lessees must pay the Partnership annual rental payments (in monthly installments) equal to a percentage of the Partnership's total investment in the property. With respect to the property located in Ehrenberg, the Partnership leases the land to the travel plaza operator and made a loan for the travel plaza building. The loan provides for monthly installments of interest at a rate of 7% per annum until June 30, 2003 at which time the entire principal balance is due. The loan may not be prepaid in full or in part, except upon exercise of the purchase option on the related travel plaza land. As additional rent under the terms of the lease, the Partnership is entitled to receive a portion of the operating revenues from the travel plazas subject to the lease equal to (i) up to 3.5% of annual gross receipts derived from the non-fuel sales of such travel plaza facility and (ii) up to 3/10 of $.01 per gallon of fuel sold. Reference is made to Note (3) of the notes to the financial statements filed with this Report for a schedule of the minimum future lease payments to be received by the Partnership on its properties.

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

         As of March 14, 1997, two of the travel plazas owned by the Partnership were leased to

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

         On February 1, 1991, Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company and is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. CFJ Properties is the franchisor and operator of the Flying J network of interstate travel plazas, which included 66 properties as of January 31, 1996. The Partnership owns two of these properties. Under the terms of the joint venture agreement, Big West sold to Douglas Oil certain Flying J Travel Plazas, which Douglas Oil contributed back to CFJ Properties. In addition to this initial contribution, Douglas Oil also made additional contributions to CFJ Properties. As its initial contribution, Big West transferred to CFJ Properties certain leasehold interests and Flying J Travel Plazas, and subsequently contributed to CFJ Properties various assets including working capital, inventories and future development sites. Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Partnership to CFJ Properties and was released by the Partnership with respect to its obligations under those leases.

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

         For the fiscal year ended January 31, 1996, CFJ Properties reported earnings of $17.2 million on revenues of $937.4 million. Revenue rose 33.3% from $703.4 million the prior year. The higher revenues resulted from the opening of twelve new units and increases in average unit volumes. As a result of higher revenues, net income increased to $17.2 million from $16.1 million in the fiscal year ended January 31, 1995.

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

         The two travel plaza properties operated by CFJ Properties and Flying J Inc. generated a combined fuel and non-fuel gross profit (including other income) of approximately $7.4 million during the year ended January 31, 1996 as compared to $7.6 million in 1995. Total travel plaza unit-level income for these two properties (before depreciation and allocated corporate overhead) totaled approximately $1.4 million in 1996 with both of these properties reporting positive unit-level income. The combined result of the travel plaza unit-level income before depreciation and allocated corporate overhead decreased from $1.5 million the prior year due to a decrease in fuel sales volume at the Bakersfield, California travel plaza and decreased fuel gross profit margins at the Wytheville, Virginia travel plaza. For CFJ Properties' fiscal year ended January 31, 1996, the average unit-level base and participating rents approximated 13.2% of the original cost of these properties.

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

         The travel plaza/truckstop industry, although highly fragmented, is highly competitive. The Partnership's lessees are competing with, among others, National Auto/Truckstops, Petro and Pilot Corporation, as well as other national, regional and local truckstop operators, some of which may have substantially greater financial resources than the lessees. The Partnership's lessees also compete with other entities which provide hospitality goods and services to the trucking industry and traveling public in general. The major competitive factors include, among others, location, ease of access, brand identification, pricing, product and service selections, customer service, store appearance, cleanliness and safety. The Flying J Travel Plaza facilities owned by the Partnership offer a full-service operation, generally including fuel facilities, a restaurant, a convenience store and other amenities for use by the trucking industry and traveling public in general. Flying J Inc. reports that the Flying J Travel Plaza network consists of more than 100 facilities across the U.S. interstate highway system. The travel plaza sites have been selected based on traffic patterns and volumes, and access to interstate highways, among other criteria.

         According to the American Trucking Association, the trucking industry grosses more than $340 billion annually, representing 78% of the nation's freight bill. The 20 million commercial trucks registered in the United States consume approximately 39 billion gallons of fuel annually. The Partnership believes that the trucking industry is sensitive to certain aspects of the general economic environment, such as retail sales; the level, direction and rate of change in inventories; international trade; vendor performance; the cost and availability of fuel; labor issues; and technology. The trucking industry is also affected by various government policies, including economic regulations; vehicle size and weight regulations; and health, safety and environmental protection regulations. These factors also may influence the competitive posture of one mode of transportation compared to others; however, the trucking industry has presented itself as an affordable and timely alternative to other methods of transportation such as air freight and rail, particularly for short hauls.

         Through ownership of the travel plazas, the Partnership is subject to the risks associated with the underground storage of petroleum products such as gasoline. In this regard, the Partnership's lessees are subject to various federal, state and local regulations and environmental laws. These laws and regulations affect the storing, dispensing and discharge of petroleum and other wastes and affect the lessees both in the securing of permits for fueling operations and in the ongoing conduct of such operations.

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

         The General Partner has taken various steps to (i) ensure that the lessees comply with applicable rules and regulations; (ii) mitigate any potential liabilities, including the establishment of storage tank monitoring procedures; and (iii) require that lessees indemnify the Partnership for all such liabilities and obtain liability insurance, if reasonably available. The General Partner requires each lessee to obtain an annual environmental audit, performed by an environmental consulting and engineering firm, which includes the following procedures, among others: month-end cumulative fuel inventory variance analysis; tank tightness tests; automatic tank gauging and leak detection system operation and calibration tests; UST excavation zone groundwater and/or soil vapor monitoring well analysis; piping system tightness tests; piping excavation zone groundwater and/or soil vapor monitoring well analysis; pipe leak detector inspection and calibration tests; corrosion protection system tests; on-site sanitary sewer treatment plant effluent analysis; and oil/water separator inspections. The consulting and engineering firm hired by the General Partner to conduct such audits also reviews on-site environmental correspondence; visually inspects the UST system, tank and piping excavation zone monitoring wells, areas adjacent to all petroleum above-ground tanks, the stormwater and wastewater control systems, and the travel plaza facility; and discusses employee training procedures, recent significant environmental events (if any), repair and maintenance activities, and regulatory compliance with travel plaza personnel.

         The Partnership believes that its lessees are in compliance with all applicable regulatory requirements and that its lessees have all governmental licenses and permits required for their business operations. Management knows of no pending or threatened proceedings or investigations, under federal or state environmental laws; however, management cannot predict the impact on the Partnership's lessees of new governmental regulations and requirements. Although the General Partner has taken necessary steps to ensure lessee compliance with environmental regulations, there can be no assurance that significant cleanup or compliance costs may not be incurred which may affect the lessees' ability to make their scheduled lease payments to the Partnership.

         As of February 24, 1997, the Partnership has invested in real estate located in one state in the southeastern portion of the United States and two states in the western United States, and no real estate investments are located outside of the United States. The Partnership does not segregate revenues or assets by geographic region, as such a presentation is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

         The Partnership does not believe that any aspect of its business is significantly seasonal in nature.

         No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. The Partnership does not manufacture any products and therefore do not require any raw materials in order to conduct its business.

         The Partnership and FFCA/PIP III Investor Services Corporation have no employees.

Item 2.  Properties.

         As of December 31, 1996, the Partnership had acquired or financed three travel plaza properties: one located in Wytheville, Virginia which was acquired in 1991, one located in Bakersfield, California which was acquired in January 1993, and one located in Ehrenberg, Arizona which was acquired in June 1993. On June 30, 1993, the Partnership became fully invested in travel plazas.

         The Partnership's travel plazas, divided into sections which serve both the commercial and non-commercial traveler, generally offer a multi-use, full service operation including fuel facilities for the storage and sale of automotive and diesel fuels, a 24-hour restaurant, a convenience store, restroom facilities with private showers, and other amenities designed to meet the needs of the trucking industry and the traveling public in general. All three of the Partnership's properties represent over 10% of the Partnership's total assets:

     Location                                    Approximate % of Total Assets
     --------                                    -----------------------------
Wytheville, Virginia                                         31%
Bakersfield, California                                      23%
Ehrenberg, Arizona                                           43%

The following is a description of the properties acquired by the Partnership:

Wytheville, Virginia

         The Wytheville travel plaza is a full-service travel plaza, built on a parcel consisting of approximately 16.831 acres located at the interchange of Frontage Road and Interstates 81 and 77.

Bakersfield, California

         The Bakersfield travel plaza is an existing full-service travel plaza, opened in January 1992, located on a parcel consisting of approximately 15.4 acres at the Merced Avenue exit of California Highway 99.

Ehrenberg, Arizona

         Located at the Arizona/California border on Interstate 10, the Ehrenberg travel plaza is an existing operation opened in May 1988. The two-story travel plaza is situated on an approximate 11.7 acre tract of land in the County of La Paz (formerly Yuma), Arizona.

         Independent  of  the  Partnership,   FFCA/PIP  III  Investor   Services
Corporation has no interest in any real or personal property.

         Reference is made to the Annual Portfolio Valuation prepared by Cushman & Wakefield which is filed with this Report as an exhibit for the properties' appraised value as of December 31, 1996.

Item 3.  Legal Proceedings.

         Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         No matter was submitted to a vote of the Holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1996.

                                     PART II

Item 5.  Market for Registrant's Units and Related Security Holder Matters.

         Market Information. During 1996, there was no established public trading market for the Units, and it is not anticipated that an established public trading market for the Units will develop.

         Holders. As of March 14, 1997, there were 1,581 record holders of the Units.

         Distributions. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders:

                                                1996

                                             Per Unit
                                           Distribution                         Total
                                           ------------                         -----
       Date of          Number        Cash From                      Cash From
    Distribution       of Units       Operations      Capital        Operations           Capital
    ------------       --------       ----------      -------        ----------           -------
March 31                  26,709          $21.70           -             $579,585              -
June 30                   26,709           21.69           -              579,318              -
September 30              26,709           21.70           -              579,585              -
December 31               26,709           21.69           -              579,318              -

                                              1995

                                             Per Unit
                                           Distribution                       Total
                                           ------------                       -----
       Date of          Number        Cash From                      Cash From
    Distribution       of Units       Operations      Capital        Operations           Capital
    ------------       --------       ----------      -------        ----------           -------
March 31                  26,709          $21.70           -             $579,585              -
June 30                   26,709           21.70           -              579,585              -
September 30              26,709           21.69           -              579,318              -
December 31               26,709           21.69           -              579,318              -

         Cash from operations, defined as disbursable cash in the agreement of limited partnership which governs the Partnership, is distributed to the Holders. Cash proceeds from the sale of property are distributed to the Holders as a return of capital. The Adjusted Capital Contribution of a Holder is generally the Holder's initial capital contribution reduced by the cash distributions to the Holders of proceeds from the sale of Partnership properties and reduced by any other cash distributions other than from operations. The Adjusted Capital Contribution per Unit of the Holders, as defined in the agreement of limited partnership which governs the Partnership, was $964.16 as of December 31, 1996.

         Any differences in the amounts of distributions set forth in the above tables from the information contained in Item 6 below are due to rounding the amount of distributions payable per Unit down to the nearest whole cent and carrying any fractional cents forward from one period to the next. The Partnership expects to continue making cash distributions to the Holders pursuant to the provisions of the agreement of limited partnership which governs the Partnership. The General Partner knows of no material restrictions that would limit the Partnership's ability to pay distributions to the Holders in the future.

Item 6.  Selected Financial Data.

         The following selected financial data should be read in conjunction with the Financial Statements and related notes attached as an exhibit to this Report.

                                                          Year Ended December 31,
                                                          -----------------------
                                      1996         1995           1994         1993          1992
                                      ----         ----           ----         ----          ----
Revenues                          $2,636,853    $2,648,938    $2,634,461    $2,219,419    $1,373,808
Net Income                         1,891,905     1,889,914     1,889,998     1,536,414      $953,618
Net Income Per Unit                    70.13         70.05         70.05         56.95         38.20
Total Assets                      21,078,466    21,516,076    21,985,630    22,349,710    22,690,060
Distributions of Cash from
  Operations to Holders            2,317,702     2,317,771     2,317,855     1,742,185     1,163,266
Distributions of Cash from
  Operations Per Unit                  86.78         86.78         86.78         65.23         47.07*
Return of Capital to Holders             -             -               -       127,500       688,854
Return of Capital Per Unit               -             -               -          4.77         27.87*

--------------------
* Per Unit distributions to Holders are calculated using the weighted average Units of 24,714 in 1992. Distributions of $47.64 and $21.08 from operations and capital, respectively, per Unit were paid to each Holder who acquired Units at the closing on August 30, 1991. Distributions of $38.96 and $31.06 from operations and capital, respectively, per Unit were paid to each Holder who acquired Units at the closing on February 28, 1992.

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

Liquidity and Capital Resources

         The Partnership received $26,709,000 in gross proceeds from its public offering of the Units. After deducting organizational and offering expenses, including sales commissions, the Partnership had $23,236,830 in net proceeds for investment in properties. As of June 30, 1993, the Partnership had used approximately $22,390,000 to acquire or finance three travel plazas. The rental and mortgage interest payments from lessees of the travel plazas are the Partnership's primary sources of income.

         As of December 31, 1996, the Partnership had cash and marketable securities aggregating $651,261 of which $579,318 was paid out to the Holders in January 1997 as their fourth quarter distribution for fiscal year 1996. The Partnership uses the rental and mortgage interest revenues from its properties to meet its cash needs, and it is anticipated that such revenues will be sufficient to meet all of the Partnership's expenses and provide cash for distributions to the Limited Partners.

         The General Partner knows of no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

         FFCA/PIP III Investor Services Corporation serves as the initial limited partner of the Partnership and the owner of record of the limited partner interests in the Partnership, the rights and benefits of which are assigned by FFCA/PIP III Investor Services Corporation to investors in the Partnership. FFCA/PIP III Investor Services Corporation has no other business activity and has no capital resources.

Results of Operations

         The Partnership began acquiring travel plaza properties using the net proceeds of the offering in 1991. As of June 30, 1993, the Partnership was fully invested in travel plazas. The Partnership received or accrued 100% of the lease and interest payments due it from its lessees in 1996, 1995 and 1994.

Fiscal Year Ended December 31, 1996 Compared to
  Fiscal Year Ended December 31, 1995

         The Partnership's total revenues for the fiscal year ended December 31, 1996 decreased to $2,636,853 from $2,648,938 for the fiscal year ended December 31, 1995. Revenues decreased between years as a result of a decrease in participating rental revenue of $10,707 which is attributable to decreased overall travel plaza sales. In June 1996, a credit card issuer to Flying J Travel Plaza customers terminated its relationship with the travel plazas. As a result, volumes and margins at many Flying J Travel Plaza locations decreased during the latter part of 1996. CFJ Properties expects the situation to stabilize and volumes to be restored by early 1997.

         Expenses for 1996 were $744,948 as compared to $759,024 for 1995 . This decrease was primarily the result of decreased operating expenses in 1996. Also, as described more fully in the Partnership agreement, the General Partner's management fee is subordinated to a 9% return to the Holders on their Adjusted Capital Contribution, as defined. The decrease in the General Partner's
Management fee resulted directly from the decrease in the Partnership's disbursable cash (generally, cash receipts from operations less cash operating expenses).

         Net income for 1996 was $1,891,905 as compared to net income of $1,889,914 for 1995. Total cash and cash equivalents increased to $651,261 in 1996 from $638,406 in 1995. This increase is primarily attributable to an increase in the payable to the general partner.

Fiscal Year Ended December 31, 1995 Compared to
  Fiscal Year Ended December 31, 1994

         The Partnership's total revenues for the fiscal year ended December 31, 1995 increased to $2,648,938 from $2,634,461 for the fiscal year ended December 31, 1994. The increase in revenues was primarily the result of an increase in participating rentals to $503,098 in fiscal year 1995 from $495,692 in fiscal year 1994 resulting from increased travel plaza sales.

         Expenses for fiscal year 1995 were $759,024 as compared to $744,463 for fiscal year 1994. This increase was primarily the result of an increase in the General Partner's management fee in 1995. As described more fully in the Partnership agreement, the General Partner's management fee is subordinated to a 9% return to the Holders on their Adjusted Capital Contribution, as defined. The increase in the General Partner's Management fee resulted directly from the increase in the Partnership's disbursable cash (generally, cash receipts from operations less cash operating expenses).

         Net income for 1995 was $1,889,914 which remained unchanged from net income of $1,889,998 for 1994. Total cash and cash equivalents decreased from $654,948 in 1994 to $638,406 in 1995. This decrease is primarily attributable to a decrease in other liabilities.


Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Co-Registrants required by Regulation S-X are attached to this Report. Reference is made to Item 14 below for an index to the financial statements and financial statement schedules.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers.

         The Partnership has no directors or executive officers. The managing general partner of the General Partner is Franchise Finance Corporation of America III, a Delaware corporation ("FFCA III"). Travel Plaza Management, Inc. ("TMI"), a subsidiary of PaineWebber Group, Inc., and Morton H. Fleischer and Paul Bagley are general partners of the General Partner. FFCA III was organized in Delaware in July 1990 for the purpose of sponsoring limited partnerships such as the Partnership. Set forth below are the directors and executive officers of FFCA III, TMI and FFCA/PIP III Investor Services Corporation, and the year they were elected or appointed to their respective offices:

FFCA III

                                    Directors
            Name                                             Position Held Since
            ----                                             -------------------

Morton H. Fleischer, Chairman                                        1990
Paul Bagley                                                          1990

John R. Barravecchia                                                 1993
Christopher H. Volk                                                  1993


                                    Officers
                                                                      Associated
                                                                         With
                                                                       FFCA III
       Name                           Positions Held                     Since
       ----                           --------------                     -----

Morton H. Fleischer      Chairman of the Board, President and Chief       1990
                         Executive Officer
John R. Barravecchia     Executive Vice President, Chief Financial        1990
                         Officer, Treasurer and Assistant Secretary
Christopher H. Volk      Executive Vice President, Chief Operating        1990
                         Officer, Secretary and Assistant Treasurer
Dennis L. Ruben          Executive Vice President, General Counsel and    1993
                         Assistant Secretary
Stephen G. Schmitz       Executive Vice President, Chief Investment       1995
                         Officer and Assistant Secretary
Catherine F. Long        Senior Vice President-Finance, Principal         1990
                         Accounting Officer, Assistant Secretary and
                         Assistant Treasurer


Travel Plaza Management, Inc.

                                    Directors
       Name                                                 Position Held Since
       ----                                                 -------------------

Gerald F. Goertz, Jr.                                              1994
Stephen R. Dyer                                                    1994
Joseph P. Ciavarella                                               1994

                                    Officers

       Name                       Positions Held             Position Held Since
       ----                       --------------             -------------------

Gerald F. Goertz, Jr.    President                                  1994
Stephen R. Dyer          Vice President and Secretary               1994
Joseph P. Ciavarella     Vice President, Treasurer, Assistant       1994
                         Secretary and Chief Financial and
                         Accounting Officer

FFCA/PIP III Investor Services Corporation

                                    Director
      Name                                                  Position Held Since
      ----                                                  -------------------

Morton H. Fleischer                                                 1986


                                    Officers

       Name                       Positions Held             Position Held Since
       ----                       --------------             -------------------

Morton H. Fleischer      Chairman of the Board of Directors         1986
John R. Barravecchia     President, Secretary and Treasurer         1990
Christopher H. Volk      Vice President, Assistant Secretary and    1994
                         Assistant Treasurer

         All of the foregoing directors and officers have been elected to serve a one year term and until their successors are elected and qualified. There are no arrangements or understandings between or among any of the officers or directors and any other person pursuant to which any officer or director was selected as such. There are no family relationships among any directors and officers.

Business Experience

         The business experience during the past five years of each of the above directors and officers is as follows:

             FFCA III and FFCA/PIP III Investor Services Corporation

         Paul Bagley, age 54, has served as a director of FFCA III since 1990. Mr. Bagley is a founding partner of Stone Pine Capital LLC (1994), and is chairman of FCM Fiduciary Management Co. LLC (1989 to date), the advisor to a mezzanine and private equity fund. For more than twenty years prior to 1990, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc., where he was responsible for the creation and management of over $5 billion of direct investment activities. Mr. Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of America First Financial Fund, Fiduciary Capital, EurekaBank, Hollis-Eden Pharmaceuticals, Lithium Technology, Consolidated Capital, Logan Machinery Corp. and Pacific Consumer Funding.

         Morton H. Fleischer, age 60, has served as Chairman of the Board of Directors of

FFCA/PIP III Investor Services Corporation since 1990 and has served as President, Chief Executive Officer and a Director of FFCA III since its formation in 1990. He was elected Chairman of the Board of FFCA III in 1994. Mr. Fleischer currently serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA"), having previously served as President, Chief Executive Officer and a Director of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is also an individual general partner of the Partnership, and is a general partner (or general partner of a general partner) of the following public limited partnerships: Participating Income Properties 1986, L.P.; Participating Income Properties II, L.P; and Scottsdale Land Trust Limited Partnership.

         John R. Barravecchia, age 41, has served as President, Secretary and Treasurer of FFCA/PIP III Investor Services Corporation since 1990. He has served as Senior Vice President and Chief Financial Officer of FFCA III since 1990, was named Treasurer in December 1993 and was named Assistant Secretary in 1994. In 1995, Mr. Barravecchia was named Executive Vice President of FFCA III. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a Director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         Christopher H. Volk, age 40, has served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA/PIP III Investor Services Corporation since January 1996. During 1995, Mr. Volk was named Chief Operating Officer and Executive Vice President of FFCA III. Mr. Volk served as Vice President-Research of FFCA III from 1990 to 1993 and was named Senior Vice President- Underwriting and Research and Secretary in December 1993. He currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer to FFCA. He joined FFCA I in 1986 and has served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice President-Research in October 1989. In December 1993, he was appointed Secretary and Senior Vice President-Underwriting and Research of FFCA I, and he was elected as a Director of FFCA I in March 1993. Prior to joining FFCA I, Mr. Volk was employed for six years with the National Bank of Georgia, where his last position was Assistant Vice President and Senior Correspondent Banking Credit Officer. Mr. Volk is a member of the Association for Investment Management and Research and the Phoenix Society of Financial Analysts.

         Dennis L. Ruben, age 44, was named Senior Vice President and General Counsel of FFCA III in December 1993. Mr. Ruben was named Executive Vice President, General Counsel and Assistant Secretary in February 1997. He currently serves in the same capacity for FFCA. In 1991, he joined FFCA I as attorney and counsel. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA I. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984. Mr. Ruben has been admitted to the Iowa, Nebraska and Colorado bars.

         Stephen G. Schmitz, age 42, has served as Senior Vice President-Corporate Finance of FFCA III since January 1996. Mr. Schmitz was named Executive Vice President, Chief Investment Officer and Assistant Secretary in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994. Prior to joining FFCA I, Mr. Schmitz was a commercial lender with Mellon Bank in Pittsburgh, where his last position was Vice-President and Section Manager.

         Catherine F. Long, age 40, has served as Vice President-Finance of FFCA III since 1990 and was named Principal Accounting Officer in December 1993. During 1994, Ms. Long was named Assistant Secretary and Assistant Treasurer. In February 1997, she was also named Senior Vice President. She currently serves as Senior Vice President-Finance, Principal Accounting Officer, Assistant Secretary and Assistant Treasurer for FFCA. In June 1990, she joined FFCA I as Vice President-Finance. In December 1993, she was appointed Principal Accounting Officer of FFCA I. From December 1978 to May 1990, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP. Ms. Long is a certified public accountant and is a member of the Arizona Society of Certified Public Accountants.

                          Travel Plaza Management, Inc.

         Gerald F. Goertz, Jr., age 39, is President and a Director of Travel Plaza Management, Inc. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company.

         Stephen R. Dyer, age 37, is a Vice President, Secretary and Director of Travel Plaza Management, Inc. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. Mr. Dyer is a Certified Public Accountant.

         Joseph P. Ciavarella, age 41, is a Vice President, Treasurer, Assistant Secretary, Chief Financial Officer, Chief Accounting Officer and Director of Travel Plaza Management, Inc. He joined PaineWebber Incorporated in May 1994 as Corporate Vice President. Prior to joining PaineWebber Incorporated, Mr. Ciavarella was affiliated with Aviation Capital Group in the area of aircraft finance. He was associated with Integrated Resources, Inc. from 1983 to 1993 as Vice

President and First Vice President, as well as Chief Financial Officer of various subsidiaries in the equipment leasing, aircraft finance and venture capital areas. Mr. Ciavarella is a Certified Public Accountant.

         Travel Plaza Management, Inc. was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of the Units of the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation, which the parties subsequently submitted to the court for its consideration and approval. The court held hearings on the fairness of the settlement in October and November 1996, but has not yet issued a decision. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Partnership.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchase of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentations and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. The parties have an agreement in principle to settle the matter. The Partnership will not contribute to the settlement if and when finalized.

Compliance with Section 16(a) of the
Securities Exchange Act of 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1996 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to the fiscal year ended December 31, 1996 (the "Forms"), and any written representations by the directors and executive officers of FFCA/PIP III Investor Services Corporation and FFCA III, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1996.

Item 11. Executive Compensation.

         The Partnership is required to pay an acquisition fee and a subordinated real estate disposition fee to the General Partner or its affiliate, and the General Partner is entitled to receive a share of cash distributions, when and as made to the Holders, a share of profits and losses and a subordinated share of any sale proceeds. Reference is made to Note (1) and Note (6) of the Notes to Financial Statements which are filed with this report for a description of the fees and distribution paid in 1996, 1995 and 1994.

         FFCA/PIP III Investor Services Corporation serves as assignor and initial limited partner without compensation from the Partnership. It is not entitled to any share of the profits, losses or cash distributions of the Partnership. The director and officers of FFCA/PIP III Investor Services
Corporation serve without compensation from FFCA/PIP III Investor Services Corporation or the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of March 14, 1997, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         Neither the General Partner, the general partners of the General Partner, FFCA/PIP III Investor Services Corporation nor any director or officer of FFCA/PIP III Investor Services Corporation owned any Units as of March 14, 1997. The directors and officers of FFCA III, as a group, owned less than 1% of the Units as of March 14, 1997.

         FFCA/PIP III Investor Services Corporation has an interest in the Partnership as a limited partner and it serves as the owner of record of all of the limited partnership interests assigned by it to the Holders; however, it has no right to vote its interest on any matter and it must vote the assigned interests as directed by the Holders.

Item 13. Certain Relationships and Related Transactions.

         Since the beginning of the last fiscal year of both of the Co-Registrants, there have been no significant transactions or business relationships among the Co-Registrants, the General Partners or their affiliates or their management, other than as described in Items 1, 10 and 11 above.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      The following documents are filed as part of this Report:

                  1. Financial Statements. The following financial statements are included in the response to item 8 of this report:

                     The Partnership

                     Report of independent public accountants
                     Balance Sheets as of December 31, 1996 and 1995
                     Statements of Income for the year ended December 31, 1996,
                       1995 and 1994
                     Statements of Changes In Partners' Capital for the
                       years ended December 31, 1996, 1995 and 1994
                     Statements of Cash Flows for the years ended
                       December 31, 1996, 1995 and 1994
                     Notes to Financial Statements

                     FFCA/PIP III Investor Services Corporation

                     Report of independent public accountants
                     Balance Sheet as of December 31, 1996
                     Notes to Balance Sheet

                  2. Financial Statement Schedules.

                     Schedule III-Schedule of Real Estate and Accumulated
                       Depreciation as of December 31, 1996

                     All other schedules are omitted since they are not
                       required, are inapplicable, or the required information is included in the financial statements or notes thereto.

                  3. Exhibits.

                     99. Annual Portfolio Valuation of Cushman & Wakefield as of
                         December 31, 1996

                      Pursuant to Rule 12b-32 under the Securities  Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 0-20151, are incorporated herein by this reference.

                                                                  1991 Form 10-K
                                                                    Exhibit No.
                                                                    -----------

                     The Agreement of Limited Partnership of
                     the General Partner                               3-A

                     The Certificate of Incorporation of               3-B
                     FFCA/PIP III Investor Services
                     Corporation, as filed with the Secretary of State Delaware on December 5, 1988

                     Bylaws of FFCA/PIP III Investor Services
                     Corporation                                       3-C

                      Pursuant to Rule 12b-32 under the Securities  Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission with the Co-Registrants' Registration Statement on Form S-11, Registration No. 33-35868, is incorporated herein by this reference.

                     The Amended and  Restated Agreement  of Limited Partnership
                  of the Partnership.

        Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Co-Registrants during the last quarter of the fiscal year ended December 31, 1996.
                                       19

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnership has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                  PARTICIPATING  INCOME PROPERTIES III LIMITED
                                  PARTNERSHIP


                                     By:  FFCA PARTICIPATING MANAGEMENT
                                          COMPANY LIMITED PARTNERSHIP,
                                          General Partner

                                          By:  FRANCHISE FINANCE CORPORATION
                                               OF AMERICA III, Managing
                                               General Partner


Date:  March 19, 1997                          By /s/ Morton H. Fleischer
                                                 -----------------------------
                                               Morton H. Fleischer, President
                                               and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

         SIGNATURES OF REQUIRED OFFICERS AND DIRECTORS OF FRANCHISE FINANCE CORPORATION OF AMERICA III, MANAGING GENERAL PARTNER OF FFCA PARTICIPATING MANAGEMENT COMPANY LIMITED PARTNERSHIP, GENERAL PARTNER OF PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP.


Date:  March 19, 1997                     By /s/ Morton H. Fleischer
                                            ----------------------------------
                                            Morton H. Fleischer, President,
                                            Chief Executive Officer and Director


Date:  March 10, 1997                     By /s/ Paul Bagley
                                            ----------------------------------
                                            Paul Bagley, Director

Date:  March 19, 1997                     By /s/ John R. Barravecchia
                                            ----------------------------------
                                            John R. Barravecchia, Executive Vice
                                            President, Chief Financial Officer,
                                            Treasurer, Assistant Secretary and
                                            Director


Date:  March 19, 1997                     By /s/ Christopher H. Volk
                                            ----------------------------------
                                            Christopher H. Volk, Executive Vice
                                            President, Chief Operating Officer,
                                            Secretary, Assistant Treasurer and
                                            Director

Date:  March 19, 1997                     By /s/ Catherine F. Long
                                            ----------------------------------
                                            Catherine F. Long, Senior Vice
                                            President-Finance, Principal
                                            Accounting Officer, Assistant
                                            Secretary and Assistant Treasurer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FFCA/PIP III INVESTOR SERVICES
                                          CORPORATION


Date:  March 19, 1997                     By /s/ Morton H. Fleischer
                                            ----------------------------------
                                            Morton H. Fleischer, Sole Director


Date:  March 19, 1997                     By /s/ John R. Barravecchia
                                            ----------------------------------
                                            John R. Barravecchia, President,
                                            Secretary, Treasurer, Principal
                                            Financial Officer and Principal
                                            Accounting Officer

Report of Independent Public Accountants



To Participating Income Properties III Limited Partnership:

         We have audited the accompanying balance sheets of PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the partnership's general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Participating Income Properties III Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP


Phoenix, Arizona,

     January 3, 1997.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

                   BALANCE SHEETS - DECEMBER 31, 1996 AND 1995
                   -------------------------------------------



                                                        1996           1995
                                                    ------------   ------------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                           $    651,261   $    638,406

RECEIVABLES FROM LESSEES                                  38,000         39,257

MORTGAGE LOAN INTEREST RECEIVABLE                         45,208         45,208

MORTGAGE LOAN RECEIVABLE (Note 4)                      7,750,000      7,750,000

PROPERTY SUBJECT TO OPERATING LEASES (Note 3)         12,593,997     13,043,205
                                                    ------------   ------------

         Total assets                               $ 21,078,466   $ 21,516,076
                                                    ============   ============



                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS            $    579,450   $    579,556

PAYABLE TO GENERAL PARTNER                                 7,720           --

RENTAL DEPOSITS AND OTHER                                255,504        251,520
                                                    ------------   ------------

         Total liabilities                               842,674        831,076
                                                    ------------   ------------


PARTNERS' CAPITAL (DEFICIT):
      General partner                                    (17,210)       (12,718)
      Limited partners                                20,253,002     20,697,718
                                                    ------------   ------------

         Total partners' capital                      20,235,792     20,685,000
                                                    ------------   ------------

         Total liabilities and partners' capital    $ 21,078,466   $ 21,516,076
                                                    ============   ============


      The accompanying notes are an integral part of these balance sheets.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------



                                               1996         1995         1994
                                            ----------   ----------   ----------

REVENUES:
   Rental                                   $1,579,480   $1,579,480   $1,579,480
   Participating rentals                       492,391      503,098      495,692
   Mortgage loan interest                      542,500      542,500      542,500
   Interest and other                           22,482       23,860       16,789
                                            ----------   ----------   ----------

                                             2,636,853    2,648,938    2,634,461
                                            ----------   ----------   ----------

EXPENSES:
   General partner fees  (Note 6)              209,535      212,053      188,357
   Depreciation                                449,208      451,269      451,270
   Operating                                    86,205       95,702      104,836
                                            ----------   ----------   ----------

                                               744,948      759,024      744,463
                                            ----------   ----------   ----------

NET INCOME                                  $1,891,905   $1,889,914   $1,889,998
                                            ==========   ==========   ==========

NET INCOME ALLOCATED TO  (Note 1):
   General partner                          $   18,919   $   18,899   $   18,900
   Limited partners                          1,872,986    1,871,015    1,871,098
                                            ----------   ----------   ----------

                                            $1,891,905   $1,889,914   $1,889,998
                                            ==========   ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP
   UNIT (based on 26,709 units held by
   limited partners)                        $    70.13   $    70.05   $    70.05
                                            ==========   ==========   ==========


        The accompanying notes are an integral part of these statements.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------



                                      General        Limited
                                      Partner        Partners          Total
                                   ------------    ------------    ------------

BALANCE, December 31, 1993         $     (3,692)   $ 21,591,231    $ 21,587,539

      Net income                         18,900       1,871,098       1,889,998

      Distributions to partners         (23,413)     (2,317,855)     (2,341,268)
                                   ------------    ------------    ------------

BALANCE, December 31, 1994               (8,205)     21,144,474      21,136,269

      Net income                         18,899       1,871,015       1,889,914

      Distributions to partners         (23,412)     (2,317,771)     (2,341,183)
                                   ------------    ------------    ------------

BALANCE, December 31, 1995              (12,718)     20,697,718      20,685,000

      Net income                         18,919       1,872,986       1,891,905

      Distributions to partners         (23,411)     (2,317,702)     (2,341,113)
                                   ------------    ------------    ------------

BALANCE, December 31, 1996         $    (17,210)   $ 20,253,002    $ 20,235,792
                                   ============    ============    ============


        The accompanying notes are an integral part of these statements.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

                                                                1996           1995           1994
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $ 1,891,905    $ 1,889,914    $ 1,889,998
    Adjustments to net income:
       Depreciation                                             449,208        451,269        451,270
       Change in assets and liabilities:
          Decrease (increase) in receivables from lessees         1,257          1,743         (6,000)
          Increase in payable to general partner                  7,720           --             --
          Increase (decrease) in rental deposits
              and other                                           3,984        (18,250)        23,041
                                                            -----------    -----------    -----------

          Net cash provided by operating activities           2,354,074      2,324,676      2,358,309
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Partner distributions declared (Note 1)                  (2,341,113)    (2,341,183)    (2,341,268)
    Increase (decrease) in distribution payable                    (106)           (35)        64,149
                                                            -----------    -----------    -----------

          Net cash used in financing activities              (2,341,219)    (2,341,218)    (2,277,119)
                                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                             12,855        (16,542)        81,190

CASH AND CASH EQUIVALENTS,
    beginning of year                                           638,406        654,948        573,758
                                                            -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                      $   651,261    $   638,406    $   654,948
                                                            ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

                          Notes to Financial Statements
                          -----------------------------

                           December 31, 1996 and 1995
                           --------------------------

1)  ORGANIZATION:
    -------------

         Participating Income Properties III Limited Partnership (the Partnership) was formed on July 9, 1990 under the Delaware Revised Uniform Limited Partnership Act to purchase new and existing "Flying J Travel Plaza" facilities, including land, buildings and equipment to be leased on a net basis to affiliates of Flying J Inc. The Partnership has also made a loan to an affiliate of Flying J Inc. to provide financing for a travel plaza building and equipment (the underlying land is owned by the Partnership and leased to the affiliate). The "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. The general partner of the Partnership is FFCA Participating Management Company Limited Partnership, a Delaware limited partnership (the General Partner). The Partnership will expire December 31, 2030, or sooner, in accordance with the terms of the Partnership agreement.

         Investors acquired units of assigned limited partnership interest (the limited partnership units) in the Partnership from FFCA/PIP III Investor Services Corporation (the Initial Limited Partner), a Delaware corporation wholly-owned by an affiliate of the General Partner. Holders of the units have all of the economic benefits and substantially the same rights and powers of limited partners; therefore, they are referred to herein as "limited partners."

         The Partnership agreement provides for allocation of profits and losses and cash distributions among its partners as follows:

         Profits and Losses: Allocated 99% to the limited partners and 1% to the General Partner.

         Cash Distributions: All cash from operations, as defined, after payment of fees to the General Partner is allocated 99% to the limited partners and 1% to the General Partner. In addition to cash distributed from operations, a portion of the limited partners' initial capital contributions has been distributed as return of capital, therefore, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1996 is $964.16 per unit.

         The following is a reconciliation of net income to cash distributions from operations as defined in the Partnership agreement:

                                                                1996         1995         1994
                                                             ----------   ----------   ----------
     Net income                                              $1,891,905   $1,889,914   $1,889,998
     Adjustment to reconcile net income to cash
        distributions declared:
           Depreciation                                         449,208      451,269      451,270
                                                             ----------   ----------   ----------

               Cash distributions declared from operations   $2,341,113   $2,341,183   $2,341,268
                                                             ==========   ==========   ==========

2)  SIGNIFICANT ACCOUNTING POLICIES:
    --------------------------------

         Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

         Cash and Cash Equivalents - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $474,865 and $476,709 at December 31, 1996 and 1995, respectively. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

         Leases - The Partnership leases its property under long-term net leases which are classified as operating leases. Rental revenue from operating leases is recognized as it is earned.

         Depreciation - Depreciation on buildings is provided using the straight-line method based upon an estimated useful life of 32 years. Equipment is depreciated over an estimated useful life of eight years, assuming a 12.5% salvage value at the end of its useful life. The cost of properties includes miscellaneous acquisition and closing costs.

3)  PROPERTY SUBJECT TO OPERATING LEASES:
    -------------------------------------

         The following is an analysis of the Partnership's investment, at cost, in property subject to operating leases by major class at December 31, 1996 and 1995:

                                                     1996            1995
                                                 -----------      -----------
         Land                                    $ 2,684,138      $ 2,684,138
         Buildings                                11,010,862       11,010,862
         Equipment                                   947,838          947,838
                                                 -----------      -----------
                                                  14,642,838       14,642,838
         Less - Accumulated depreciation           2,048,841        1,599,633
                                                 -----------      -----------

                                                 $12,593,997      $13,043,205
                                                 ===========      ===========

         Lease agreements provide for monthly base rentals equal to a percentage of the property's cost. As additional rent, the Partnership receives a portion of the operating revenues of the lessee equal to a percentage of gross receipts (participating rentals) from travel plaza facilities and fuel sales. The term of the leases is eight years for equipment and 20 years for land and buildings. Generally, the lessee has the option to purchase equipment (at fair market value) at the end of the lease term and land and buildings (at the greater of fair market value or cost) at any time after the first ten years of the lease. All Partnership property is leased to affiliates of Flying J Inc.

          Minimum  future  rentals  (excluding   participating   rentals)  under
noncancellable operating leases as of December 31, 1996, are as follows:

         Year Ending December 31,
         ------------------------
         1997                                   $  1,579,000
         1998                                      1,579,000
         1999                                      1,579,000
         2000                                      1,579,000
         2001                                      1,579,000
         Thereafter                               16,727,000
                                                ------------

         Total minimum future rentals            $24,622,000
                                                 ===========

4)  MORTGAGE LOAN RECEIVABLE:
    -------------------------

         At December 31, 1996, the Partnership had a first mortgage loan on the building and equipment of a Partnership travel plaza located in Ehrenberg, Arizona. The loan provides for monthly installments of interest at a rate of 7% per annum until June 30, 2003 at which time the entire principal balance is due. The loan may not be prepaid in full or in part, except upon exercise of the purchase option on the related travel plaza land. The cost of the mortgage for Federal income tax purposes is the same as the cost for financial reporting purposes.

         The fair value of the first mortgage loan is estimated by discounting the future cash flows using the prevailing interest rate at December 31, 1996, and is lower than its carrying amount by $400,000. Changes in the fair value of the first mortgage loan do not result in the realization or expenditure of cash unless the loan is actually prepaid.

5)  INCOME TAXES:
    -------------

         The Partnership is not directly subject to income taxes; rather, each partner is subject to income taxes on his distributable share of taxable income. The Partnership tax returns and the amount of distributable partnership profits or losses are subject to examination by Federal and state taxing authorities. If examinations by taxing authorities result in changes to distributable partnership profits or losses, the tax liabilities of the partners could be changed accordingly.

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1996, 1995 and 1994:

                                                     1996           1995           1994
                                                  ----------     ----------     ----------
  Net income for financial reporting purposes     $1,891,905     $1,889,914     $1,889,998
  Differences for tax purposes in:
    Depreciation                                      67,797         28,828        (45,620)
    Organization cost amortization and other         (10,719)       (11,552)       (11,552)
                                                  ----------     ----------     ----------
  Taxable income to partners                      $1,948,983     $1,907,190     $1,832,826
                                                  ==========     ==========     ==========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

         At December 31, 1996, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $128,032. This difference results primarily from differences in depreciation methods and treatment of property acquisition costs for financial reporting and tax reporting purposes.

6)  TRANSACTIONS WITH RELATED PARTIES:
    ----------------------------------

         Under the terms of the Partnership agreement, the General Partner is entitled to compensation for certain services performed in connection with managing the affairs of the Partnership. During 1996, 1995 and 1994, fees paid to the General Partner were as follows:

                                                                1996       1995       1994
                                                              --------   --------   --------
          Disbursable cash fee                                $104,960   $107,050   $ 83,650
          Property management fee (4% of the
              Partnership's gross annual property revenues)    104,575    105,003    104,707
                                                              --------   --------   --------

                                                              $209,535   $212,053   $188,357
                                                              ========   ========   ========

         The General Partner is entitled to a disbursable cash fee equal to nine percent of all revenues received by the Partnership less Partnership operating expenses, only to the extent the limited partners have received an annual return of nine percent on their Adjusted Capital Contribution, as defined. The General Partner or its affiliate will also be entitled to a subordinated real estate disposition fee and an incentive share of sale proceeds, as defined in the Partnership agreement.

         An affiliate of the General Partner incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount which the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed the affiliate $22,689 in 1996, $23,777 in 1995 and $21,866 in 1994 for such expenses.

                                                                    SCHEDULE III
                                                                     Page 1 of 2

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                             AS OF DECEMBER 31, 1996
                             -----------------------

                                     Initial Cost to Partnership and
                                    Gross Amount at December 31, 1996                        Accumulated Depreciation
                          ----------------------------------------------------   --------------------------------------
                                                                                                                             Date
Restaurant Location           Land       Buildings     Equipment      Total       Buildings     Equipment      Total       Acquired
--------------------      -----------   -----------   ----------   -----------   -----------   ----------   -----------   ----------
EHRENBERG, ARIZONA        $ 1,250,000   $      --     $     --     $ 1,250,000   $      --     $     --     $      --     June  1993
BAKERSFIELD, CALIFORNIA       101,050     5,195,950      495,838     5,792,838       649,494      240,208       889,702   Jan.  1993
WYTHEVILLE, VIRGINIA        1,333,088     5,814,912      452,000     7,600,000       923,723      235,416     1,159,139   Dec.  1991
                          -----------   -----------   ----------   -----------   -----------   ----------   -----------

              TOTAL       $ 2,684,138   $11,010,862   $  947,838   $14,642,838   $ 1,573,217   $  475,624   $ 2,048,841
                          ===========   ===========   ==========   ===========   ===========   ==========   ===========

                                                                    SCHEDULE III
                                                                     Page 2 of 2

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                             AS OF DECEMBER 31, 1996
                             -----------------------

NOTES:

(1)      There are no encumbrances on properties.

(2) Cost for Federal income tax purposes is the same as cost for financial reporting purposes.

(3) All buildings and equipment are depreciated over estimated useful lives of 32 and eight years, respectively. The buildings and equipment were purchased as new properties.

(4) Transactions in real estate, equipment and accumulated depreciation during 1996, 1995 and 1994 are summarized as follows:

                                                                    Accumulated
                                                       Cost         Depreciation
                                                   -----------      ------------

         Balance, December 31, 1993                $14,642,838       $  697,094
                Depreciation expense                     -              451,270
                                                   -----------       ----------

         Balance, December 31, 1994                 14,642,838        1,148,364
                Depreciation expense                     -              451,269
                                                   -----------       ----------

         Balance, December 31, 1995                 14,642,838        1,599,633
                Depreciation expense                     -              449,208
                                                   -----------       ----------

         Balance, December 31, 1996                $14,642,838       $2,048,841
                                                   ===========       ==========

Report of Independent Public Accountants



To FFCA/PIP III Investor Services Corporation:

              We have audited the accompanying balance sheet of FFCA/PIP III INVESTOR SERVICES CORPORATION (a Delaware corporation) as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

              We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

              In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA/PIP III Investor Services Corporation as of December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Phoenix, Arizona,
     January 3, 1997.

                   FFCA/PIP III INVESTOR SERVICES CORPORATION
                   ------------------------------------------


                        BALANCE SHEET - DECEMBER 31, 1996
                        ---------------------------------


                                     ASSETS


Cash                                                                        $100
Investment in Participating Income Properties III Limited
     Partnership, at cost                                                    100
                                                                            ----

                    Total Assets                                            $200
                                                                            ====


                                   LIABILITY

Payable to Parent (Note 2)                                                  $100
                                                                            ----


                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
     issued and outstanding                                                  100
                                                                            ----

                    Liability and Stockholder's Equity                      $200
                                                                            ====

       The accompanying notes are an integral part of this balance sheet.

                   FFCA/PIP III INVESTOR SERVICES CORPORATION
                   ------------------------------------------

                             NOTES TO BALANCE SHEET
                             ----------------------

                                DECEMBER 3l, l996
                                -----------------


(l) Operations:

           FFCA/PIP III Investor Services Corporation (a Delaware corporation) (the Corporation) was incorporated on December 5, 1988, and amended on July 9, l990 to act as the assignor limited partner in Participating Income Properties III Limited Partnership (PIP III).

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

(2) Related Parties:

           Morton H. Fleischer is the sole stockholder of the Corporation.

                       PARTICIPATING INCOME PROPERTIES III
                               LIMITED PARTNERSHIP
                                       and
                   FFCA/PIP III INVESTOR SERVICES CORPORATION


                           __________________________

                                  Exhibit Index
                           __________________________

                                                                    Sequentially
                                  Exhibit                          Numbered Page

                  99.    Annual Portfolio Valuation of Cushman &
                         Wakefield as of December 31, 1996


                  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 0-20151, are incorporated herein by this reference.


                                                                  1991 Form 10-K
                                                                    Exhibit No.
                                                                    -----------

                      The  Agreement of Limited Partnership of         3-A
                      the General Partner

                      The Certificate of Incorporation of              3-B
                      FFCA/PIP III Investor Services
                      Corporation, as filed with the Secretary of State Delaware on December 5, 1988

                      Bylaws of FFCA/PIP III Investor Services         3-C
                      Corporation

                  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission with the Co-Registrants' Registration Statement on Form S-11, Registration No. 33-35868, is incorporated herein by this reference.

                      The Amended and Restated Agreement of Limited Partnership of the Partnership.