Form 10-Q
period 1997-03-31
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1997-04-30
CIK 865828, 865829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                               -------------------------------------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     ---------------------

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


                                    Yes  X    No
                                        ---     ---

PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements.
     -------  ---------------------


             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         1997          1996
                                                      -----------   -----------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                             $   644,720   $   651,261

RECEIVABLES FROM LESSEES                                   38,094        38,000

MORTGAGE LOAN INTEREST RECEIVABLE                          45,208        45,208

MORTGAGE LOAN RECEIVABLE                                7,750,000     7,750,000

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                              2,684,138     2,684,138
      Buildings                                        11,010,862    11,010,862
      Equipment                                           947,838       947,838
                                                      -----------   -----------
         Total                                         14,642,838    14,642,838
      Less-Accumulated depreciation                     2,160,775     2,048,841
                                                      -----------   -----------

                                                       12,482,063    12,593,997
                                                      -----------   -----------

             Total assets                             $20,960,085   $21,078,466
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS              $   579,559   $   579,450

PAYABLE TO GENERAL PARTNER                                  7,012         7,720

RENTAL DEPOSITS AND OTHER                                 249,656       255,504
                                                      -----------   -----------

             Total liabilities                            836,227       842,674
                                                      -----------   -----------


PARTNERS' CAPITAL (DEFICIT):
      General partner                                     (18,330)      (17,210)
      Limited partners                                 20,142,188    20,253,002
                                                      -----------   -----------

             Total partners' capital                   20,123,858    20,235,792
                                                      -----------   -----------

             Total liabilities and partners' capital  $20,960,085   $21,078,466
                                                      ===========   ===========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



                                                           1997       1996
                                                         --------   --------
REVENUES:
      Rental                                             $394,870   $394,870
      Participating rentals                               111,733    119,724
      Mortgage loan interest                              135,625    135,625
      Interest and other                                    5,341      5,512
                                                         --------   --------

                                                          647,569    655,731
                                                         --------   --------

EXPENSES:
      General partner fees                                 35,799     47,014
      Depreciation                                        111,934    112,818
      Operating                                            26,490     23,442
                                                         --------   --------

                                                          174,223    183,274
                                                         --------   --------

NET INCOME                                               $473,346   $472,457
                                                         ========   ========

NET INCOME ALLOCATED TO:
      General partner                                    $  4,733   $  4,725
      Limited partners                                    468,613    467,732
                                                         --------   --------

                                                         $473,346   $472,457
                                                         ========   ========

NET INCOME PER LIMITED PARTNERSHIP UNIT
      (based on 26,709 units held by limited partners)   $  17.55   $  17.51
                                                         ========   ========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)

                                              Limited Partners
                                 General   ----------------------
                                 Partner     Number                   Total
                                 Amount     of Units    Amount        Amount
                                ---------  ---------- -----------   -----------

BALANCE, December 31, 1996      $(17,210)    26,709   $20,253,002   $20,235,792

      Net income                   4,733       -          468,613       473,346

      Distribution to partners    (5,853)      -         (579,427)     (585,280)
                                --------     ------   -----------   -----------

BALANCE, March 31, 1997         $(18,330)    26,709   $20,142,188   $20,123,858
                                ========     ======   ===========   ===========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                  1997         1996
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                $ 473,346    $ 472,457
      Adjustments to net income:
         Depreciation                                             111,934      112,818
         Change in assets and liabilities:
             Increase in receivables from lessees                     (94)        (160)
             Decrease in payable to general partner                  (708)        --
             Increase (decrease) in rental deposits and other      (5,848)         910
                                                                ---------    ---------

                Net cash provided by operating activities         578,630      586,025
                                                                ---------    ---------

CASH FLOWS FOR FINANCING ACTIVITIES:
      Partner distributions declared                             (585,280)    (585,172)
      Increase in distribution payable                                109         --
                                                                ---------    ---------

             Net cash used in financing activities               (585,171)    (585,172)
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                         (6,541)         853

CASH AND CASH EQUIVALENTS, beginning of period                    651,261      638,406
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                        $ 644,720    $ 639,259
                                                                =========    =========

PART I  -  FINANCIAL INFORMATION
--------------------------------



Item 2.       Management's Discussion and Analysis of
-------       Financial Condition and Results of Operations
              ---------------------------------------------


      As of March 31, 1997, Participating Income Properties III Limited Partnership, a Delaware limited partnership, (the Registrant), had received $26,709,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $23,012,902. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on February 28, 1992, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in travel plaza properties and mortgages by June 30, 1993 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $579,427 for the quarter ended March 31, 1997 (the period). During the period, all net proceeds not invested in travel plaza property and the mortgage loan were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue and mortgage loan interest income pursuant to its travel plaza lease and loan arrangements in the amount of $530,495, which remains unchanged from the prior year. In addition, the Registrant received or accrued participating rentals of $111,733 for the period which is lower than the comparable quarter in 1996 and is attributable to decreased overall travel plaza sales. In June 1996, a credit card issuer to Flying J Travel Plaza customers terminated its relationship with the travel plazas. As a result, volumes and margins at many Flying J Travel Plaza locations decreased. CFJ Properties, the lessee of one of the Registrant's travel plazas, has advised the general partner of the Registrant that it expects sales will stabilize and be restored by mid-1997. Total expenses of $174,223 for the period were lower than expenses for the quarter ended March 31, 1996 due to lower general partner fees; such fees are calculated based on revenues net of operating expenses. Net income for the period is comparable to the same period in 1996.

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

                   FFCA/PIP III INVESTOR SERVICES CORPORATION
                   ------------------------------------------


                         BALANCE SHEET - MARCH 31, 1997
                         ------------------------------





                                     ASSETS
Cash                                                                                            $100
Investment in Participating Income Properties III Limited Partnership, at cost                   100
                                                                                                ----

                  Total Assets                                                                  $200
                                                                                                ====


                                    LIABILITY

Payable to Parent                                                                               $100
                                                                                                ----


                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
     issued and outstanding                                                                      100
                                                                                                ----

                  Liability and Stockholder's Equity                                            $200
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

                                PARTICIPATING INCOME PROPERTIES III LIMITED
                                PARTNERSHIP

                                By FFCA PARTICIPATING MANAGEMENT COMPANY
                                         LIMITED PARTNERSHIP
                                Managing General Partner


                                By FRANCHISE FINANCE CORPORATION OF AMERICA III Corporate General Partner


      Date:    April 4, 1997           By /s/ John R. Barravecchia
                                   ------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   FFCA/PIP III INVESTOR SERVICES CORPORATION



      Date:    April 4, 1997                         By /s/ John R. Barravecchia
                                                 -------------------------------
                                                 John R. Barravecchia, President