Form 10-Q
period 1997-06-30
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1997-07-10
CIK 865828, 865829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997
                                        ----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                   ------------------      ---------------------

                             Commission file number
                                     0-20151

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
                                       and
                   FFCA/PIP III INVESTOR SERVICES CORPORATION
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                            86-0665681
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                            86-0555605
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                     85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code           (602) 585-4500
                                                            --------------------


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


                              Yes  X     No
                                  ---       ---

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------


             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       1997            1996
                                                   ------------    ------------

                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                          $    632,390    $    651,261

RECEIVABLES FROM LESSEES                                 45,094          38,000

MORTGAGE LOAN INTEREST RECEIVABLE                        45,208          45,208

MORTGAGE LOAN RECEIVABLE                              7,750,000       7,750,000

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                            2,684,138       2,684,138
      Buildings                                      11,010,862      11,010,862
      Equipment                                         947,838         947,838
                                                   ------------    ------------
          Total                                      14,642,838      14,642,838
      Less-Accumulated depreciation                   2,272,709       2,048,841
                                                   ------------    ------------

                                                     12,370,129      12,593,997
                                                   ------------    ------------

          Total assets                             $ 20,842,821    $ 21,078,466
                                                   ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $    579,657    $    579,450

PAYABLE TO GENERAL PARTNER                                 --             7,720

RENTAL DEPOSITS AND OTHER                               251,240         255,504
                                                   ------------    ------------

          Total liabilities                             830,897         842,674
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                   (19,449)        (17,210)
      Limited partners                               20,031,373      20,253,002
                                                   ------------    ------------

          Total partners' capital                    20,011,924      20,235,792
                                                   ------------    ------------

          Total liabilities and partners' capital  $ 20,842,821    $ 21,078,466
                                                   ============    ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                          Three Months   Three Months    Six Months     Six Months
                                             Ended          Ended          Ended           Ended
                                            6/30/97        6/30/96        6/30/97        6/30/96
                                           ----------     ----------     ----------     ----------
REVENUES:
      Rental                               $  394,870     $  394,870     $  789,740     $  789,740
      Participating rentals                   136,589        136,489        248,322        256,213
      Mortgage loan interest                  135,625        135,625        271,250        271,250
      Interest and other                        6,002          5,825         11,343         11,337
                                           ----------     ----------     ----------     ----------

                                              673,086        672,809      1,320,655      1,328,540
                                           ----------     ----------     ----------     ----------

EXPENSES:
      General partner fees                     66,718         68,154        102,517        115,168
      Depreciation                            111,934        112,522        223,868        225,340
      Operating                                21,099         19,371         47,589         42,813
                                           ----------     ----------     ----------     ----------

                                              199,751        200,047        373,974        383,321
                                           ----------     ----------     ----------     ----------

NET INCOME                                 $  473,335     $  472,762     $  946,681     $  945,219
                                           ==========     ==========     ==========     ==========

NET INCOME ALLOCATED TO:
      General partner                      $    4,733     $    4,728     $    9,467     $    9,452
      Limited partners                        468,602        468,034        937,214        935,767
                                           ----------     ----------     ----------     ----------

                                           $  473,335     $  472,762     $  946,681     $  945,219
                                           ==========     ==========     ==========     ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT (based on
   26,709 units held by limited partners)  $    17.54     $    17.52     $    35.09     $    35.04
                                           ==========     ==========     ==========     ==========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)


                                                             Limited Partners
                                       General         -----------------------------
                                       Partner            Number                             Total
                                        Amount           of Units          Amount            Amount
                                     ------------      ------------     ------------      ------------
BALANCE, December 31, 1996           $    (17,210)           26,709     $ 20,253,002      $ 20,235,792

      Net income                            9,467              --            937,214           946,681

      Distributions to partners           (11,706)             --         (1,158,843)       (1,170,549)
                                     ------------      ------------     ------------      ------------

BALANCE, June 30, 1997               $    (19,449)           26,709     $ 20,031,373      $ 20,011,924
                                     ============      ============     ============      ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                                     1997             1996
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $   946,681      $   945,219
     Adjustments to net income:
        Depreciation                                                 223,868          225,340
        Change in assets and liabilities:
           Increase in receivables from lessees                       (7,094)          (7,159)
           Increase (decrease) in payable to general partner          (7,720)          34,007
           Increase (decrease) in rental deposits and other           (4,264)             331
                                                                 -----------      -----------

               Net cash provided by operating activities           1,151,471        1,197,738
                                                                 -----------      -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Partner distributions declared                               (1,170,549)      (1,170,610)
     Increase in distribution payable                                    207             --
                                                                 -----------      -----------
               Net cash used in financing activities              (1,170,342)      (1,170,610)
                                                                 -----------      -----------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                (18,871)          27,128

CASH AND CASH EQUIVALENTS, beginning of period                       651,261          638,406
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                         $   632,390      $   665,534
                                                                 ===========      ===========

PART I - FINANCIAL INFORMATION
------------------------------



Item 2.       Management's Discussion and Analysis of
-------       Financial Condition and Results of Operations
              ---------------------------------------------


      As  of  June  30,  1997,   Participating  Income  Properties  III  Limited
      Partnership, a Delaware limited partnership, (the Registrant), had received $26,709,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $23,012,902. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on February 28, 1992, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in travel plaza properties and mortgages by June 30, 1993 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $579,416 for the quarter ended June 30, 1997 (the period), which, combined with the first quarter distribution of $579,427 amounts to $1,158,843 year to date. During the period, all net proceeds not invested in travel plaza property and the mortgage loan were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue and mortgage loan interest income pursuant to its travel plaza lease and loan arrangements in the amount of $530,495, which remains unchanged from the prior year. In addition, the Registrant received or accrued participating rentals of $136,589 for the period, which is comparable to the same period in 1996. Total expenses also remained constant as compared to the same period in the prior year at approximately $200,000, over half of which represents depreciation expense for the period. Net income for the three months ended June 30, 1997 remained relatively unchanged from the same period in 1996.

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


                          BALANCE SHEET - JUNE 30, 1997
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

                                   PARTICIPATING INCOME PROPERTIES III LIMITED
                                   PARTNERSHIP

                                   By FFCA PARTICIPATING MANAGEMENT COMPANY
                                            LIMITED PARTNERSHIP
                                   Managing General Partner


                                   By FRANCHISE FINANCE CORPORATION OF
                                   AMERICA III
                                   Corporate General Partner


      DATE: July 10, 1997               By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FFCA/PIP III INVESTOR SERVICES CORPORATION




      DATE: July 10, 1997               By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, President