Form 10-Q
period 1997-09-30
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1997-11-05
CIK 865828, 865829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                               -------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes   X      No
                                 -----       -----

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                               September 30,      December 31,
                                                                   1997               1996
                                                               ------------       ------------

                                            ASSETS
                                            ------

CASH AND CASH EQUIVALENTS                                      $    626,301       $    651,261

RECEIVABLES FROM LESSEES                                             50,000             38,000

MORTGAGE LOAN INTEREST RECEIVABLE                                    45,208             45,208

MORTGAGE LOAN RECEIVABLE                                          7,750,000          7,750,000

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                                        2,684,138          2,684,138
      Buildings                                                  11,010,862         11,010,862
      Equipment                                                     947,838            947,838
                                                               ------------       ------------
            Total                                                14,642,838         14,642,838
      Less-Accumulated depreciation                               2,384,642          2,048,841
                                                               ------------       ------------

                                                                 12,258,196         12,593,997
                                                               ------------       ------------

            Total assets                                       $ 20,729,705       $ 21,078,466
                                                               ============       ============


                             LIABILITIES AND PARTNERS' CAPITAL
                             ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS                       $    579,491       $    579,450

PAYABLE TO GENERAL PARTNER                                             --                7,720

RENTAL DEPOSITS AND OTHER                                           250,223            255,504
                                                               ------------       ------------

            Total liabilities                                       829,714            842,674
                                                               ------------       ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                               (20,568)           (17,210)
      Limited partners                                           19,920,559         20,253,002
                                                               ------------       ------------

            Total partners' capital                              19,899,991         20,235,792
                                                               ------------       ------------

            Total liabilities and partners' capital            $ 20,729,705       $ 21,078,466
                                                               ============       ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                              Three Months    Three Months    Nine Months     Nine Months
                                                 Ended           Ended           Ended           Ended
                                                 9/30/97         9/30/96         9/30/97         9/30/96
                                              ------------    ------------    -----------     -----------
REVENUES:
      Rental                                   $  394,870      $  394,870      $1,184,610      $1,184,610
      Participating rentals                       153,436         124,377         401,758         380,590
      Mortgage loan interest                      135,625         135,625         406,875         406,875
      Interest and other                            5,524           5,351          16,867          16,688
                                               ----------      ----------      ----------      ----------

                                                  689,455         660,223       2,010,110       1,988,763
                                               ----------      ----------      ----------      ----------

EXPENSES:
      General partner fees                         83,110          52,500         185,627         167,668
      Depreciation                                111,934         111,934         335,801         337,274
      Operating                                    21,073          22,446          68,663          65,259
                                               ----------      ----------      ----------      ----------

                                                  216,117         186,880         590,091         570,201
                                               ----------      ----------      ----------      ----------

NET INCOME                                     $  473,338      $  473,343      $1,420,019      $1,418,562
                                               ==========      ==========      ==========      ==========

NET INCOME ALLOCATED TO:
      General partner                          $    4,733      $    4,733      $   14,200      $   14,186
      Limited partners                            468,605         468,610       1,405,819       1,404,376
                                               ----------      ----------      ----------      ----------

                                               $  473,338      $  473,343      $1,420,019      $1,418,562
                                               ==========      ==========      ==========      ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT (based on
   26,709 units held by limited partners)      $    17.54      $    17.55      $    52.63      $    52.58
                                               ==========      ==========      ==========      ==========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

                                                               Limited Partners
                                        General         ------------------------------
                                        Partner            Number                               Total
                                        Amount            of Units           Amount             Amount
                                     ------------       ------------      ------------       ------------

BALANCE, December 31, 1996           $    (17,210)            26,709      $ 20,253,002       $ 20,235,792

      Net income                           14,200               --           1,405,819          1,420,019

      Distributions to partners           (17,558)              --          (1,738,262)        (1,755,820)
                                     ------------       ------------      ------------       ------------

BALANCE, September 30, 1997          $    (20,568)            26,709      $ 19,920,559       $ 19,899,991
                                     ============       ============      ============       ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                   1997            1996
                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $ 1,420,019     $ 1,418,562
     Adjustments to net income:
        Depreciation                                               335,801         337,274
        Change in assets and liabilities:
           Increase in receivables from lessees                    (12,000)         (4,313)
           Decrease in payable to general partner                   (7,720)           --
           Increase (decrease) in rental deposits and other         (5,281)          1,511
                                                               -----------     -----------

               Net cash provided by operating
                     activities                                  1,730,819       1,753,034

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to partners                                  (1,755,779)     (1,755,780)
                                                               -----------     -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                              (24,960)         (2,746)

CASH AND CASH EQUIVALENTS, beginning of period                     651,261         638,406
                                                               -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                       $   626,301     $   635,660
                                                               ===========     ===========

PART I  -  FINANCIAL INFORMATION

Item 2.       Management's Discussion and Analysis of
-------       Financial Condition and Results of Operations
              ---------------------------------------------

      As of September  30, 1997,  Participating  Income  Properties  III Limited
      Partnership, a Delaware limited partnership, (the Registrant), had received $26,709,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $23,012,902. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on February 28, 1992, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in travel plaza properties and mortgages by June 30, 1993 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $579,419 for the quarter ended September 30, 1997 (the period), which, combined with the first and second quarterly distributions of $1,158,843 amounts to $1,738,262 year to date. During the period, all net proceeds not invested in travel plaza property and the mortgage loan were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue and mortgage loan interest income pursuant to its travel plaza lease and loan arrangements in the amount of $530,495, which remains unchanged from the prior year (year-to-date base rental revenue and mortgage loan interest income are similarly unchanged). In addition, the Registrant received or accrued participating rentals of $153,436 and $401,758, respectively, for the quarter and nine months ended September 30, 1997, representing an increase over participating rentals of $124,377 and $380,590, respectively, for the comparable periods in 1996. On June 1, 1996, CFJ Properties (lessee of two of the Registrant's travel plazas) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to low participating rental revenues in the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1997. Participating rentals for the corresponding year-to-date periods were similarly affected, although to a lesser extent. Total expenses for the quarter and nine months ended September 30, 1997 increased $29,237 and $19,890, respectively, over the comparable periods of the prior year due to increases in general partner fees resulting from increased operating revenues. Net income for the three and nine months ended September 30, 1997 remained relatively unchanged from the comparable periods in 1996.

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

                       BALANCE SHEET - SEPTEMBER 30, 1997
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

                           PARTICIPATING INCOME PROPERTIES III LIMITED
                           PARTNERSHIP

                           By FFCA PARTICIPATING MANAGEMENT COMPANY
                                 LIMITED PARTNERSHIP
                           Managing General Partner


                           By FRANCHISE FINANCE CORPORATION OF AMERICA III Corporate General Partner



Date: October 22, 1997            By /s/ John Barravecchia
                               -------------------------------------------------
                               John Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FFCA/PIP III INVESTOR SERVICES CORPORATION




Date: October 22, 1997        By /s/ John Barravecchia
                           -----------------------------------------------------
                           John Barravecchia, President