Form 10-K405
period 1997-12-31
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1998-03-31
CIK 865828, 865829

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

Commission File Number 0-20151
Commission File Number 33-35868-01

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
                                       and
                   FFCA/PIP III INVESTOR SERVICES CORPORATION
                   ------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

       Delaware                                                 86-0665681
       --------                                                 ----------
(Partnership State of                                     (Partnership I.R.S.
Organization)                                            Employer Identification
                                                         No.)

       Delaware                                                 86-0555605
       --------                                                 ----------
(Corporation State of                                     (Corporation I.R.S.
Incorporation)                                           Employer Identification
                                                         No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                              85255
---------------------------                                      -----
(Address of Principal Executive Offices)                       (Zip Code)


Co-Registrants' telephone number, including area code:        (602) 585-4500


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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                                       PART I

Item 1.  Business.

         Participating Income Properties III Limited Partnership, a Delaware limited partnership (the "Partnership"), was organized on July 9, 1990 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was organized primarily to purchase new but also existing travel plaza facilities, including land, buildings and equipment, and to lease such facilities on a net basis to one or more qualified operators. The general partner of the Partnership is FFCA Participating Management Company Limited Partnership, a Delaware limited partnership (the "General Partner"). The managing general partner of the General Partner is Franchise Finance Corporation of America III, a Delaware corporation ("FFCA III"). Travel Plaza Management, Inc. ("TMI"), a subsidiary of PaineWebber Group, Inc., Morton H. Fleischer and Paul Bagley are general partners of the General Partner.

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

         As of December 31, 1997, two of the travel plazas owned by the Partnership were leased to CFJ Properties, a general partnership formed pursuant to a joint venture between Flying J Inc., through its subsidiary Big West Oil Company ("Big West"), and Douglas Oil Company of California, a subsidiary of Conoco Inc. ("Douglas Oil"). With respect to the remaining travel plaza, the land is leased to TFJ, a Utah general partnership. In addition, the Partnership made a loan to TFJ to finance the travel plaza building. TFJ is a partnership owned 49.9% by Flying J and 50.1% by Pacific Sunstone, Inc., an affiliate of Flying J. The operation of this travel plaza represents TFJ's sole business activity. The Partnership is not affiliated with CFJ Properties, TFJ, Flying J Inc. or Flying J Franchise Inc. ("FJFI"), a subsidiary of Flying J Inc.

         The Partnership's principal objectives are to (a) preserve, protect and enhance Partnership capital; (b) provide partially tax-deferred cash distributions to investors; (c) provide the potential for increased income and protection against inflation through participation in the operating revenues of travel plaza facilities owned by the Partnership; and (d) to provide potential long-term appreciation in the value of its properties through real estate ownership.

         Real estate owned by the Partnership is leased for a term of 20 years. If a franchisee-lessee, however, ceases to be a franchisee of Flying J Inc. prior to the expiration of its 20-year lease term, the Partnership is entitled in its sole discretion to terminate the lease with such franchisee-lessee. Two of the travel plazas also lease equipment for a term of eight years. Lessees must pay the Partnership annual rental payments (in monthly installments) equal to a percentage of the Partnership's total investment in the property. With respect to the property located in Ehrenberg, the Partnership leases the land to the travel plaza operator and made a loan for the travel plaza building. The loan provides for monthly installments of interest at a rate of 7% per annum until June 30, 2003 at which time the entire principal balance is due. The loan may not be prepaid in full or in part, except upon exercise of the purchase option on the related travel plaza land. As additional rent under the terms of the lease, the Partnership is entitled to receive a portion of the operating revenues from the travel plazas subject to the lease equal to (a) up to 3.5% of annual gross receipts derived from the non-fuel sales of such travel plaza facility and (b) up to 3/10 of $.01 per gallon of fuel sold. Reference is made to Note (3) of the notes to the financial statements filed with this Report for a schedule of the minimum future lease payments to be received by the Partnership on its properties.

         In connection with leases to CFJ Properties and franchisees of Flying J Inc., the General Partner granted to the lessee and to Flying J Inc. an option (the "Option Agreement") to purchase the leased equipment and real estate. The Option Agreement generally provides that upon expiration of its equipment lease, and if the lessee is not in default under its lease, a lessee will have an option to purchase its leased equipment at its appraised fair market value. In addition, provided that the lessee is not in default under its lease at the time of exercise, a lessee will have an option exercisable from the end of the tenth year until the end of the fifteenth year of the lease term to purchase its leased real estate at the greater of (a) the appraised fair market value of land, building and equipment, or (b) the Partnership's total investment in the property plus a pro rata portion of certain fees and less any amounts paid by such lessee to the Partnership for equipment under the Option Agreement.

         The Partnership is dependent upon CFJ Properties and TFJ, its lessees, since an adverse change in the financial condition of CFJ Properties and TFJ could materially affect their ability to make lease and loan payments.

         On February 1, 1991, Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company and is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. Flying J Inc. operates all of CFJ Properties' travel plazas and related facilities, which included 72 interstate travel plaza properties as of January 31, 1997. The Partnership owns two of these properties. Under the terms of the joint venture agreement, Big West sold to Douglas Oil certain Flying J Travel Plazas, which Douglas Oil contributed back to CFJ Properties. In addition to this initial contribution, Douglas Oil also made additional contributions to CFJ Properties. As its initial contribution, Big West transferred to CFJ Properties certain leasehold interests and Flying J Travel Plazas, and subsequently contributed to CFJ Properties various assets including working capital, inventories and future development sites. Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Partnership to CFJ Properties and was released by the Partnership with respect to its obligations under those leases.

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

         CFJ Properties leases travel plazas and equipment under non-cancelable operating leases, which generally expire at various dates over the next 10 to 16 years. Payments under these leases were $17.3 million in 1997 and $17.6 million in 1996, including percentage lease payments. Future minimum annual rent obligations under non-cancelable leases, as projected through 2002, remain comparable to 1997 expense amounts.

         The two travel plaza properties leased by CFJ Properties from the Partnership generated a combined fuel and non-fuel gross profit (including other income) of approximately $6.8 million during the year ended January 31, 1997 as compared to $7.4 million in fiscal year 1996. Total travel plaza unit-level income for these two properties (before depreciation and allocated corporate overhead) totaled approximately $844,000 in 1997 with both of these properties reporting positive unit-level income. The combined result of the travel plaza unit-level income before depreciation and allocated corporate overhead decreased from $1.4 million in the prior year. This is primarily due to a decrease in fuel sales volume at the Bakersfield, California travel plaza and decreased fuel gross profit margins at the Wytheville, Virginia travel plaza due to increases in fuel costs while maintaining competitive market prices. For CFJ Properties' fiscal year ended January 31, 1997, the average unit-level base and participating rents approximated 13.0% of the original cost of these properties.

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

         On February 2, 1998, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets for cash of approximately $27 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the
Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"), sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         The negotiated sales price of approximately $27 million would have resulted in an estimated book gain of $7 million had the proposed sale taken place at December 31, 1997. Subsequent to the proposed asset sale and conversion of other Partnership assets into cash upon liquidation, a liquidating cash distribution will be made to investors in accordance with the Partnership Agreement. Had the sale (as proposed) occurred at December 31, 1997, it is estimated that the liquidating cash distribution would have been in the range of $980 to $1000 per limited partnership unit. The actual liquidating distribution to be received by investors will depend upon the actual date and terms of the sale and the actual costs of liquidating the Partnership.

         The travel plaza/truckstop industry, although highly fragmented, is also highly competitive. The Partnership's lessees are competing with, among others, National Auto/Truckstops, Petro and Pilot Corporation, as well as other national, regional and local truckstop operators, some of which may have substantially greater financial resources than the lessees. The Partnership's lessees also compete with other entities which provide hospitality goods and services to the trucking industry and traveling public in general. The major competitive factors include, among others, location, ease of access, brand identification, pricing, product and service selections, customer service, store appearance, cleanliness and safety. The Flying J Travel Plaza facilities owned by the Partnership offer a full-service operation, generally including fuel facilities, a restaurant, a convenience store and other amenities for use by the trucking industry and traveling public in general. Flying J Inc. reports that the Flying J Travel Plaza network consists of more than 100 facilities across the U.S. interstate highway system. The travel plaza sites have been selected based on traffic patterns and volumes, and access to interstate highways, among other criteria.

         According to the American Trucking Association, the trucking industry generated more than $345 billion in gross freight revenues, representing 82% of the nation's freight bill in 1996. This was up 4% from the prior year. Over 21 million trucks registered in the United States for business purposes consumed approximately 41 billion gallons of fuel and transported over 60% of all primary shipments made in 1996.

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

         Federal, state and local regulatory agencies have adopted regulations governing underground storage tanks ("USTs") that require the Partnership's lessees to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act requires the Environmental Protection Agency ("EPA") to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking USTs. Regulations enacted by the EPA in 1988 established requirements for (a) installing UST systems; (b) upgrading UST systems; (c) taking corrective action in response to releases; (d) closing UST systems; (e) keeping appropriate records; and (f) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. By the end of 1998, all USTs must be corrosion protected, overfill/spill protected and have leak detection. These environmental laws impose strict liability for owners and operators of faulty and leaking storage tanks resulting in damage to the environment or third parties.

         The General Partner has taken various steps to (a) ensure that the lessees comply with applicable rules and regulations; (b) mitigate any potential liabilities, including the establishment of storage tank monitoring procedures; and (c) require that lessees indemnify the Partnership for all such liabilities and obtain liability insurance, if reasonably available. The General Partner requires each lessee to obtain an annual environmental audit, performed by an environmental consulting and engineering firm, which includes the following procedures, among others: month-end cumulative fuel inventory variance analysis; tank tightness tests; automatic tank gauging and leak detection system operation and calibration tests; UST excavation zone groundwater and/or soil vapor monitoring well analysis; piping system tightness tests; piping excavation zone groundwater and/or soil vapor monitoring well analysis; pipe leak detector inspection and calibration tests; corrosion protection system tests; on-site sanitary sewer treatment plant effluent analysis; and oil/water separator inspections. The consulting and engineering firm hired by the General Partner to conduct such audits also reviews on-site environmental correspondence; visually inspects the UST system, tank and piping excavation zone monitoring wells, areas adjacent to all petroleum above-ground tanks, the stormwater and wastewater control systems, and the travel plaza facility; and discusses employee training procedures, recent significant environmental events (if any), repair and maintenance activities, and regulatory compliance with travel plaza personnel.

         The most recent annual environmental audits of the travel plazas indicate that some remediation is necessary at one or more of the travel plazas. Under each travel plaza lease, the lessee is responsible for all costs associated with correcting problems identified by such audits and is obligated to indemnify the Partnership for all liabilities related to the operation of the travel plazas, including those related to remediation. The lessees are in the process of reviewing such environmental audits and have commenced appropriate corrective actions. The General Partner does not believe that the corrective actions recommended in the audits will affect the lessees' ability to make their scheduled lease and loan payments to the Partnership or have a material adverse effect upon the Partnership.

         The Partnership believes that its lessees are in compliance with all applicable regulatory requirements, except as discussed above, and that its lessees have all governmental licenses and permits required for their business operations. Management knows of no pending or threatened proceedings or investigations, under federal or state environmental laws; however, management cannot predict the impact on the Partnership's lessees of new governmental regulations and requirements. Although the General Partner has taken necessary steps, as discussed above, to ensure lessee compliance with environmental regulations, there can be no assurance that significant cleanup or compliance costs may not be incurred which may affect the lessees' ability to make their scheduled lease payments to the Partnership.

         As of December 31, 1997, the Partnership has invested in real estate located in one state in the southeastern portion of the United States and two states in the western United States, and no real estate investments are located outside of the United States. A presentation of revenues or assets by geographic region is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

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

         The Partnership pays an affiliate of the General Partner for the maintenance of the books and records of the Partnership and for computer, investor and legal services performed for the Partnership. During 1997, this affiliate of the General Partner completed the design of a new accounting information system that was begun in 1996 and was implemented on January 1, 1998. The new system is "Year 2000" compliant which means that the system will be able to handle any dates that refer to the 21st century. By the end of 1998, all of the affiliate's significant information systems that would impact the Partnership will be "Year 2000" compliant. The affiliate is in the process of assessing the key suppliers that it relies upon in addition to any other systems that are sensitive to dates (such as the telephone and power systems, elevators, security systems, and so on), and has developed a plan for any such systems that are found to be noncompliant.

         A five-phase process to address the issues associated with the Year 2000 includes: (1) an inventory and assessment of the systems and electronic devices that maybe at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices;
(4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, the inventory and assessment phase of all critical computer hardware has been completed, as have the operating system and database software; statements of "Year 2000" compliance have been received from the related vendors. The verification of "Year 2000" compliance through testing of these systems and training of users is nearly complete.

         As discussed previously, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets. In accordance with the Partnership Agreement, sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. Under these circumstances, the "Year 2000" issue is not anticipated to have any affect on the Partnership.

Factors Affecting Future Operating Results

         The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), became effective in December 1995. The Act provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

         The  Partnership   wishes  to  take  advantage  of  the  "safe  harbor"
provisions of the Act and is therefore including this section. The statements contained herein, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," or "plans," or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

         The Partnership's future results may be subject to certain risks and uncertainties including the following:

         o On February 2, 1998, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets for cash of approximately $27 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the Partnership Agreement, sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         o Adverse changes in general or local economic or market conditions may decrease demand for products and services sold at the Partnership's travel plazas.

         o Competition in the travel plaza industry (see discussion in "Business" above), as well as competition with established entities and private investors in connection with the acquisition, sale and leasing of similar properties may decrease sales at the Partnership's travel plazas and decrease profit margins.

         o Material or substantial restrictions on travel plaza facilities imposed by federal, state and local laws and regulations may result in increased operating expenses and capital expenditures for the operators of the Partnership's travel plazas.

         o The Partnership is dependent upon the financial condition of CFJ Properties and its ability to properly operate the travel plaza facilities. If CFJ Properties fails to operate the travel plaza facilities properly, the Partnership's revenue stream may be adversely affected.

         o The Partnership is dependent upon petroleum products and factors affecting the petroleum industry, including the following: governmental policies and programs regarding oil exploration, production and marketing; federal, state and local environmental laws, rules and regulations regarding the ownership, operation and maintenance of oil production facilities, refineries and petroleum product storage and marketing facilities; unrest in the Middle East; worldwide and domestic economic conditions; oil import quotas; trade embargoes; the imposition of gasoline or other energy taxes; the supply and price of oil; and effects of all of the foregoing on the transportation and travel industries, which could result in smaller profit margins and volumes of sales of petroleum products as well as smaller base rental income revenues from lessees of the properties. This dependency may decrease the availability, and increase the price of, products and services sold at the Partnership's travel plazas which may adversely affect its revenue stream.

         o Condemnation or uninsured losses may adversely affect the ability of the travel plazas to profitably operate.

         o Changing demographics and changing transport, traffic and travel patterns may result in a decrease in sales at the Partnership's travel plazas.

         o Relocation and construction of highways may substantially decrease consumer demand and adversely affect the operations of the Partnership's travel plaza.

         o Increased costs of food products would decrease profit margins on food products.

         o        Failure  of  lessees  to  remediate   environmental   problems
                  identified in recent environmental audits may affect the marketability of the travel plazas to third parties.

Item 2.  Properties.

         As of December 31, 1997, the Partnership had acquired or financed three travel plaza properties: one located in Wytheville, Virginia which was acquired in 1991, one located in Bakersfield, California which was acquired in January 1993, and one located in Ehrenberg, Arizona which was acquired in June 1993. On June 30, 1993, the Partnership became fully invested in travel plazas.

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

        Location                              Approximate % of Total Assets
        --------                              -----------------------------
Wytheville, Virginia                                      30%
Bakersfield, California                                   23%
Ehrenberg, Arizona                                        44%

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

         Reference is made to the Annual Portfolio Valuation prepared by Cushman & Wakefield which is filed with this Report as an exhibit for the properties' appraised value as of December 31, 1997.

Item 3.  Legal Proceedings.

         Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         No matter was submitted to a vote of the Holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1997.

                                     PART II

Item 5.  Market for Registrant's Units and Related Security Holder Matters.

         Market Information. During 1997, there was no established public trading market for the Units, and it is not anticipated that an established public trading market for the Units will develop.

         Holders. As of March 2, 1998, there were 1,538 record holders of the Units.

         Distributions. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders:

                                      1997

                                           Per Unit
                                         Distribution              Total
                                     --------------------   --------------------
       Date of           Number      Cash From              Cash From
    Distribution        of Units     Operations   Capital   Operations   Capital
    ------------        --------     ----------   -------   ----------   -------

March 31                  26,709     $   21.69      --       $579,318       --
June 30                   26,709         21.70      --        579,585       --
September 30              26,709         21.69      --        579,318       --
December 31               26,709         21.69      --        579,318       --

                                      1996

                                           Per Unit
                                         Distribution              Total
                                     --------------------   --------------------
       Date of           Number      Cash From              Cash From
    Distribution        of Units     Operations   Capital   Operations   Capital
    ------------        --------     ----------   -------   ----------   -------

March 31                  26,709     $   21.70      --       $579,585       --
June 30                   26,709         21.69      --        579,318       --
September 30              26,709         21.70      --        579,585       --
December 31               26,709         21.69      --        579,318       --


         Cash from operations, defined as disbursable cash in the agreement of limited partnership which governs the Partnership, is distributed to the Holders. Cash proceeds from the sale of property are distributed to the Holders as a return of capital. The Adjusted Capital Contribution of a Holder is generally the Holder's initial capital contribution reduced by the cash distributions to the Holders of proceeds from the sale of Partnership properties and reduced by any other cash distributions other than from operations. The Adjusted Capital Contribution per Unit of the Holders, as defined in the agreement of limited partnership which governs the Partnership, was $964.16 as of December 31, 1997.

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

                                                      Year Ended December 31,
                                                      -----------------------
                                  1997          1996          1995          1994          1993
                                  ----          ----          ----          ----          ----
Revenues                       $ 2,681,670   $ 2,636,853   $ 2,648,938   $ 2,634,461   $ 2,219,419

Net Income                       1,893,355     1,891,905     1,889,914     1,889,998     1,536,414

Net Income Per Unit                  70.18         70.13         70.05         70.05         56.95

Total Assets                    20,620,916    21,078,466    21,516,076    21,985,630    22,349,710

Distributions of Cash from
  Operations to Holders          2,317,679     2,317,702     2,317,771     2,317,855     1,742,185

Distributions of Cash from
  Operations Per Unit                86.77         86.78         86.78         86.78         65.23

Return of Capital to Holders          --            --            --            --         127,500

Return of Capital Per Unit            --            --            --            --            4.77

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership received $26,709,000 in gross proceeds from its public offering of the Units. After deducting organizational and offering expenses, including sales commissions, the Partnership had $23,012,902 in net proceeds for investment in properties. As of June 30, 1993, the Partnership had used approximately $22,390,000 to acquire or finance three travel plazas. The rental and mortgage interest payments from lessees of the travel plazas are the Partnership's primary sources of income.

         As of December 31, 1997, the Partnership had cash and marketable securities aggregating $635,446 of which $579,318 was paid out to the Holders in January 1998 as their fourth quarter distribution for fiscal year 1997. The Partnership uses the rental and mortgage interest revenues from its properties to meet its cash needs, and it is anticipated that such revenues will be sufficient to meet all of the Partnership's expenses and provide cash for distributions to the Limited Partners.

         On February 2, 1998, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets for cash of approximately $27 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         The negotiated sales price of approximately $27 million would have resulted in an estimated book gain of $7 million had the proposed sale taken place at December 31, 1997. Subsequent to the proposed asset sale and conversion of other Partnership assets into cash upon liquidation, a liquidating cash distribution will be made to investors in accordance with the Partnership agreement. Had the sale (as proposed) occurred at December 31, 1997, it is estimated that the liquidating cash distribution would have been in the range of $980 to $1000 per limited partnership unit. The actual liquidating distribution to be received by investors will depend upon the actual date and terms of the sale and the actual costs of liquidating the Partnership.

         The Partnership pays an affiliate of the General Partner for the maintenance of the books and records of the Partnership and for computer, investor and legal services performed for the Partnership. During 1997, this affiliate of the General Partner completed the design of a new accounting information system that was begun in 1996 and was implemented on January 1, 1998. The new system is "Year 2000" compliant which means that the system will be able to handle any dates that refer to the 21st century. By the end of 1998, all of the affiliate's significant information systems that would impact the Partnership will be "Year 2000" compliant.

         As discussed previously, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of remaining Partnership assets, net of liabilities. Under these circumstances, the "Year 2000" issue is not anticipated to have any affect on the Partnership.

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

Results of Operations

         The Partnership began acquiring travel plaza properties using the net proceeds of the offering in 1991. As of June 30, 1993, the Partnership was fully invested in travel plazas. The Partnership received or accrued 100% of the lease and interest payments due it from its lessees in 1997, 1996 and 1995.

Fiscal Year Ended December 31, 1997 Compared to
   Fiscal Year Ended December 31, 1996

         The Partnership's total revenues for the year ended December 31, 1997 increased to $2,681,670 from $2,636,853 for the year ended December 31, 1996. The overall increase in revenues is due to an increase in participating rentals. Participating rental revenues increased to $536,509 in 1997 from $492,391 in 1996 due to higher travel plaza sales volumes. On June 1, 1996, CFJ Properties (the Registrant's only lessee) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to lower participating rental revenues in 1996 as compared to 1997.

         Total Partnership expenses in 1997 were $788,315, representing an increase from $744,948 in 1996. The increase was the primarily a result of an increase in general partner fees of $33,288. As described more fully in the Partnership agreement, the General Partner's management fee is subordinated to a 9% return to the Holders on their Adjusted Capital Contribution, as defined. The increase in the General Partner's Management fee resulted directly from the increase in the Partnership's disbursable cash (generally, cash receipts from operations less cash operating expenses).

         Net income for the year ended December 31, 1997 amounted to $1,893,355 as compared to $1,891,905 for year ended December 31, 1996.


Fiscal Year Ended December 31, 1996 Compared to
   Fiscal Year Ended December 31, 1995

         The Partnership's total revenues for the year ended December 31, 1996 decreased to $2,636,853 from $2,648,938 for the year ended December 31, 1995. Revenues decreased between years as a result of a decrease in participating rental revenue of $10,707 which is attributable to decreased overall travel plaza sales related to the curtailment in June 1996 by CFJ Properties of its relationship with a third party billing company.

         Expenses for 1996 were $744,948 as compared to $759,024 for 1995. This decrease was primarily the result of decreased operating expenses in 1996. Net income for 1996 was $1,891,905 as compared to net income of $1,889,914 for 1995.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers.

         The Partnership has no directors or executive officers. The managing general partner of the General Partner is Franchise Finance Corporation of America III, a Delaware corporation ("FFCA III"). Travel Plaza Management, Inc. ("TMI"), a subsidiary of PaineWebber Group, Inc., Morton H. Fleischer and Paul Bagley are general partners of the General Partner. FFCA III was organized in Delaware in July 1990 for the purpose of sponsoring limited partnerships such as the Partnership. Set forth below are the directors and executive officers of FFCA III, TMI and FFCA/PIP III Investor Services Corporation, and the year that they were elected or appointed to their respective offices:

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

                                    Officers

                                                                                                   Associated
                                                                                                      With
                                                                                                    FFCA III
               Name                                       Positions Held                              Since
               ----                                       --------------                              -----
Morton H. Fleischer                  Chairman of the Board, President and Chief Executive             1990
                                     Officer
John R. Barravecchia                 Executive Vice President, Chief Financial Officer,               1990
                                     Treasurer and Assistant Secretary
Christopher H. Volk                  Executive Vice President, Chief Operating Officer,               1990
                                     Secretary and Assistant Treasurer
Dennis L. Ruben                      Executive Vice President, General Counsel and Assistant          1993
                                     Secretary
Stephen G. Schmitz                   Executive Vice President, Chief Investment Officer and           1995
                                     Assistant Secretary
Catherine F. Long                    Senior Vice President-Finance, Principal Accounting              1990
                                     Officer, Assistant Secretary and Assistant Treasurer

Travel Plaza Management, Inc.

                                    Directors
                    Name                                  Position Held Since
                    ----                                  -------------------

Gerald F. Goertz, Jr.                                            1994
Stephen R. Dyer                                                  1994
Joseph P. Ciavarella                                             1994


                                    Officers

                                                                                                 Position Held
               Name                                       Positions Held                              Since
               ----                                       --------------                              -----
Gerald F. Goertz, Jr.                         President                                               1994
Stephen R. Dyer                               Vice President and Secretary                            1994
Joseph P. Ciavarella                          Vice President, Treasurer, Assistant Secretary          1994
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


                                    Officers

                                                                                                 Position Held
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

Business Experience

         The business experience during the past five years of each of the above directors and officers is as follows:

             FFCA III and FFCA/PIP III Investor Services Corporation

         Paul Bagley, age 55, has served as a director of FFCA III since 1990. Mr. Bagley is a founding partner of Stone Pine Capital LLC (1994), and is chairman of FCM Fiduciary Management Co. LLC (1989 to date), the advisor to a mezzanine and private equity fund. For more than twenty years prior to 1990, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc., where he was responsible for the creation and management of over $5 billion of direct investment activities. Mr. Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of Fiduciary Capital, Hollis-Eden Pharmaceuticals, Consolidated Capital, Logan Machinery Corp. and Pacific Consumer Funding.

         Morton H. Fleischer, age 61, has served as Chairman of the Board of Directors of FFCA/PIP III Investor Services Corporation since 1990 and has served as President, Chief Executive Officer and a Director of FFCA III since its formation in 1990. He was elected Chairman of the Board of FFCA III in 1994. Mr. Fleischer currently serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA"), having previously served as President, Chief Executive Officer and a Director of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is also an individual general partner of the Partnership, and is a general partner (or general partner of a general partner) of the following public limited partnerships:
Participating Income Properties 1986, L.P.; Participating Income Properties II, L.P; and Scottsdale Land Trust Limited Partnership.

         John R. Barravecchia, age 42, has served as President, Secretary and Treasurer of FFCA/PIP III Investor Services Corporation since 1990. He has served as Senior Vice President and Chief Financial Officer of FFCA III since 1990, was named Treasurer in December 1993 and was named Assistant Secretary in 1994. In 1995, Mr. Barravecchia was named Executive Vice President of FFCA III. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a Director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         Christopher H. Volk, age 41, has served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA/PIP III Investor Services Corporation since January 1996. During 1995, Mr. Volk was named Chief Operating Officer and Executive Vice President of FFCA III. Mr. Volk served as Vice President-Research of FFCA III from 1990 to 1993 and was named Senior Vice President-Underwriting and Research and Secretary in December 1993. He currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer to FFCA. He joined FFCA I in 1986 and has served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice President-Research in October 1989. In December 1993, he was appointed Secretary and Senior Vice President-Underwriting and Research of FFCA I, and he was elected as a Director of FFCA I in March 1993. Prior to joining FFCA I, Mr. Volk was employed for six years with the National

Bank of Georgia, where his last position was Assistant Vice President and Senior Correspondent Banking Credit Officer. Mr. Volk is a member of the Association for Investment Management and Research and the Phoenix Society of Financial Analysts.

         Dennis L. Ruben, age 45, was named Senior Vice President and General Counsel of FFCA III in December 1993. Mr. Ruben was named Executive Vice President, General Counsel and Assistant Secretary in February 1997. He currently serves in the same capacity for FFCA. In 1991, he joined FFCA I as attorney and counsel. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA I. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984. Mr. Ruben has been admitted to the Iowa, Nebraska and Colorado bars.

         Stephen G. Schmitz, age 43, has served as Senior Vice President-Corporate Finance of FFCA III since January 1996. Mr. Schmitz was named Executive Vice President, Chief Investment Officer and Assistant Secretary in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994. Prior to joining FFCA I, Mr. Schmitz was a commercial lender with Mellon Bank in Pittsburgh, where his last position was Vice-President and Section Manager.

         Catherine F. Long, age 41, has served as Vice President-Finance of FFCA III since 1990 and was named Principal Accounting Officer in December 1993. During 1994, Ms. Long was named Assistant Secretary and Assistant Treasurer. In February 1997, she was also named Senior Vice President. She currently serves as Senior Vice President-Finance, Principal Accounting Officer, Assistant Secretary and Assistant Treasurer for FFCA. In June 1990, she joined FFCA I as Vice President-Finance. In December 1993, she was appointed Principal Accounting Officer of FFCA I. From December 1978 to May 1990, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP. Ms. Long is a certified public accountant and is a member of the Arizona Society of Certified Public Accountants.

                          Travel Plaza Management, Inc.

         Gerald F. Goertz, Jr., age 40, is President and a Director of Travel Plaza Management, Inc. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company.

         Stephen R. Dyer, age 38, is a Vice President, Secretary and Director of Travel Plaza Management, Inc. He joined PaineWebber Incorporated in June 1988 and is currently a Corporate Vice President and Director of Private Investments. Mr. Dyer is a Certified Public Accountant.

         Joseph P. Ciavarella, age 42, is a Vice President, Treasurer, Assistant Secretary, Chief Financial Officer, Chief Accounting Officer and Director of Travel Plaza Management, Inc. He joined PaineWebber Incorporated in May 1994 as Corporate Vice President. Prior to joining PaineWebber Incorporated, Mr. Ciavarella was affiliated with Aviation Capital Group in the area of aircraft finance. He was associated with Integrated Resources, Inc. from 1983 to 1993 as

Vice President and First Vice President, as well as Chief Financial Officer of various subsidiaries in the equipment leasing, aircraft finance and venture capital areas. Mr. Ciavarella is a Certified Public Accountant.

         Travel Plaza Management, Inc. was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of the Units of the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation, which the parties subsequently submitted to the court for its consideration and approval. On July 17, 1996, a Stipulation of Settlement was preliminarily approved by the District Court and notice was mailed to class members. One objection was asserted to the proposed settlement. The District Court issued a decision approving the settlement and dismissing the action on March 31, 1997. The sole objector filed an appeal to the Second Circuit. On July 30, 1997 the Second Circuit affirmed the judgment approving the settlement and dismissing the action. The District Court must still determine the extent of attorneys fees to be awarded to plaintiffs' counsel, which will be paid from the settlement fund, so that the remainder of the monies can be distributed to class members. Until a plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Partnership.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchase of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentations and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In March 1997, the action was settled and the Partnership will not contribute to the settlement.

Compliance with Section 16(a) of the
Securities Exchange Act of 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1997 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to the fiscal year ended December 31, 1997 (the "Forms"), and any written representations by the directors and executive officers of FFCA/PIP III Investor Services Corporation, and FFCA III, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1997.

Item 11. Executive Compensation.

         The   Partnership  is  required  to  pay  an  acquisition   fee  and  a
subordinated real estate disposition fee to the General Partner or its affiliate, and the General Partner is entitled to receive a share of cash distributions, when and as made to the Holders, a share of profits and losses and a subordinated share of any sale proceeds. Reference is made to Note (1) and Note (6) of the Notes to Financial Statements which are filed with this report for a description of the fees and distributions paid in 1997.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of March 2, 1998, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         Neither the General Partner, the general partners of the General Partner, FFCA/PIP III Investor Services Corporation nor any director or officer of FFCA/PIP III Investor Services Corporation owned any Units as of March 2, 1998. The directors and officers of FFCA III, as a group, owned less than 1% of the Units as of March 2, 1998.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      The following documents are filed as part of this Report:

                  1. Financial Statements. The following financial statements are included in the response to item 8 of this report:

                           The Partnership

                           Report of independent public accountants
                           Balance Sheets as of December 31, 1997 and 1996 Statements of Income for the year ended December 31,
                             1997 1996 and 1995
                           Statements of Changes In Partners' Capital for the
                             years ended December 31, 1997, 1996 and 1995
                           Statements of Cash Flows for the years ended
                             December 31, 1997, 1996 and 1995
                           Notes to Financial Statements

                           FFCA/PIP III Investor Services Corporation

                           Report of independent public accountants
                           Balance Sheet as of December 31, 1997
                           Notes to Balance Sheet

                  2.       Financial Statement Schedules.

                           Schedule III-Schedule of Real Estate and Accumulated
                             Depreciation as of December 31, 1997

                           All other  schedules  are omitted  since they are not
                             required, are inapplicable, or the required information is included in the financial statements or notes thereto.

                  3.       Exhibits.

                           The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

                           99. Annual Portfolio Valuation of Cushman & Wakefield as of December 31, 1997

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

                                                                                             1991 Form 10-K
                                                                                               Exhibit No.
                                                                                               -----------

                           The  Agreement of Limited  Partnership  of the General                  3-A
                           Partner

                           The Certificate of  Incorporation of FFCA/PIP III                       3-B
                           Investor  Services  Corporation,  as  filed  with the
                           Secretary of State of Delaware on December 5, 1988

                           Bylaws of FFCA/PIP III Investor Services Corporation                    3-C

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended,  the following  document,  filed with the Securities and Exchange Commission with the Co-Registrants' Registration Statement on Form S-11, Registration No. 33-35868, is incorporated herein by this reference.

                           The  Amended  and   Restated   Agreement  of  Limited
                  Partnership of the Partnership.

         Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Co-Registrants during the last quarter of the fiscal year ended December 31, 1997.

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

                           PARTICIPATING    INCOME    PROPERTIES   III   LIMITED
                           PARTNERSHIP

                                        By:  FFCA PARTICIPATING MANAGEMENT
                                             COMPANY LIMITED PARTNERSHIP,
                                             General Partner

                                             By:  FRANCHISE FINANCE CORPORATION
                                                  OF AMERICA III, Managing
                                                  General  Partner


Date:  March 27, 1998                             By /s/ Morton H. Fleischer
                                                     ---------------------------
                                                     Morton H. Fleischer,
                                                     President and Chief
                                                     Executive Officer

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


Date:  March 27, 1998                        By /s/ Morton H. Fleischer
                                                --------------------------------
                                                Morton H. Fleischer, President,
                                                Chief Executive Officer and
                                                Director

Date:  March __, 1998                        By
                                                --------------------------------
                                                Paul Bagley, Director

Date:  March 27, 1998                       By /s/ John Barravecchia
                                                --------------------------------
                                                John Barravecchia, Executive
                                                Vice President, Chief Financial
                                                Officer, Treasurer, Assistant
                                                Secretary and Director

Date:  March 27, 1998                        By /s/ Christopher H. Volk
                                                --------------------------------
                                                Christopher H. Volk, Executive
                                                Vice President, Chief Operating
                                                Officer, Secretary, Assistant
                                                Treasurer and Director


Date:  March 27, 1998                        By /s/ Catherine F. Long
                                                --------------------------------
                                                Catherine F. Long, Senior Vice
                                                President-Finance, Principal
                                                Accounting Officer, Assistant
                                                Secretary and Assistant
                                                Treasurer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FFCA/PIP III INVESTOR SERVICES
                                        CORPORATION


Date:  March 27, 1998                        By /s/ Morton H. Fleischer
                                                --------------------------------
                                                Morton H. Fleischer, Sole
                                                Director


Date:  March 27, 1998                        By /s/ John Barravecchia
                                                --------------------------------
                                                John Barravecchia, President,
                                                Secretary, Treasurer, Principal
                                                Financial Officer and Principal
                                                Accounting Officer

                              ARTHUR ANDERSEN LLP





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Participating Income Properties III Limited Partnership:

We have audited the accompanying balance sheets of PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the partnership's general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Participating Income Properties III Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects in relation to the basic financial statements taken as a whole.


                                        Arthur Andersen LLP

Phoenix, Arizona,
 January 6, 1998, (except with respect to the matter discussed in Note 7, as to which the date is February 3, 1998).

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

                   BALANCE SHEETS - DECEMBER 31, 1997 AND 1996
                   -------------------------------------------



                                                                            1997              1996
                                                                        ------------      ------------
                                                ASSETS
                                                ------
CASH AND CASH EQUIVALENTS                                               $    635,446      $    651,261

RECEIVABLES FROM LESSEES                                                      44,000            38,000

MORTGAGE LOAN INTEREST RECEIVABLE                                             45,208            45,208

MORTGAGE LOAN RECEIVABLE (Note 4)                                          7,750,000         7,750,000

PROPERTY SUBJECT TO OPERATING LEASES (Note 3)                             12,146,262        12,593,997
                                                                        ------------      ------------

                     Total assets                                       $ 20,620,916      $ 21,078,466
                                                                        ============      ============



                                  LIABILITIES AND PARTNERS' CAPITAL
                                  ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                                $    579,590      $    579,450

PAYABLE TO GENERAL PARTNER                                                      --               7,720

RENTAL DEPOSITS AND OTHER                                                    253,269           255,504
                                                                        ------------      ------------

                     Total liabilities                                       832,859           842,674
                                                                        ------------      ------------


PARTNERS' CAPITAL (DEFICIT):
      General partner                                                        (21,687)          (17,210)
      Limited partners                                                    19,809,744        20,253,002
                                                                        ------------      ------------

                     Total partners' capital                              19,788,057        20,235,792
                                                                        ------------      ------------

                     Total liabilities and partners' capital            $ 20,620,916      $ 21,078,466
                                                                        ============      ============

      The accompanying notes are an integral part of these balance sheets.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------




                                               1997         1996         1995
                                            ----------   ----------   ----------

REVENUES:
      Rental                                $1,579,480   $1,579,480   $1,579,480
      Participating rentals                    536,509      492,391      503,098
      Mortgage loan interest                   542,500      542,500      542,500
      Interest and other                        23,181       22,482       23,860
                                            ----------   ----------   ----------

                                             2,681,670    2,636,853    2,648,938
                                            ----------   ----------   ----------

EXPENSES:
      General partner fees  (Note 6)           242,823      209,535      212,053
      Depreciation                             447,735      449,208      451,269
      Operating                                 97,757       86,205       95,702
                                            ----------   ----------   ----------

                                               788,315      744,948      759,024
                                            ----------   ----------   ----------

NET INCOME                                  $1,893,355   $1,891,905   $1,889,914
                                            ==========   ==========   ==========

NET INCOME ALLOCATED TO  (Note 1):
      General partner                       $   18,934   $   18,919   $   18,899
      Limited partners                       1,874,421    1,872,986    1,871,015
                                            ----------   ----------   ----------

                                            $1,893,355   $1,891,905   $1,889,914
                                            ==========   ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP
      UNIT (based on 26,709 units held by
      limited partners)                     $    70.18   $    70.13   $    70.05
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

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------



                                     General        Limited
                                     Partner        Partners          Total
                                  ------------    ------------    ------------

BALANCE, December 31, 1994        $     (8,205)   $ 21,144,474    $ 21,136,269

      Net income                        18,899       1,871,015       1,889,914

      Distributions to partners        (23,412)     (2,317,771)     (2,341,183)
                                  ------------    ------------    ------------

BALANCE, December 31, 1995             (12,718)     20,697,718      20,685,000

      Net income                        18,919       1,872,986       1,891,905

      Distributions to partners        (23,411)     (2,317,702)     (2,341,113)
                                  ------------    ------------    ------------

BALANCE, December 31, 1996             (17,210)     20,253,002      20,235,792

      Net income                        18,934       1,874,421       1,893,355

      Distributions to partners        (23,411)     (2,317,679)     (2,341,090)
                                  ------------    ------------    ------------

BALANCE, December 31, 1997        $    (21,687)   $ 19,809,744    $ 19,788,057
                                  ============    ============    ============

        The accompanying notes are an integral part of these statements.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------


                                                                  1997           1996           1995
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $ 1,893,355    $ 1,891,905    $ 1,889,914
    Adjustments to net income:
       Depreciation                                               447,735        449,208        451,269
       Change in assets and liabilities:
          Decrease (increase) in receivables from lessees          (6,000)         1,257          1,743
          Increase (decrease) in payable to general partner        (7,720)         7,720           --
          Increase (decrease) in rental deposits
              and other                                            (2,235)         3,984        (18,250)
                                                              -----------    -----------    -----------

          Net cash provided by operating activities             2,325,135      2,354,074      2,324,676
                                                              -----------    -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Partner distributions declared (Note 1)                    (2,341,090)    (2,341,113)    (2,341,183)
    Increase (decrease) in distribution payable                       140           (106)           (35)
                                                              -----------    -----------    -----------

          Net cash used in financing activities                (2,340,950)    (2,341,219)    (2,341,218)
                                                              -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                              (15,815)        12,855        (16,542)

CASH AND CASH EQUIVALENTS,
    beginning of year                                             651,261        638,406        654,948
                                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                        $   635,446    $   651,261    $   638,406
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

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

                          Notes to Financial Statements
                          -----------------------------

                           December 31, 1997 and 1996
                           --------------------------

1)  ORGANIZATION:
    ------------

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

         Cash Distributions: All cash from operations, as defined, after payment of fees to the General Partner is allocated 99% to the limited partners and 1% to the General Partner. In addition to cash distributed from operations, a portion of the limited partners' initial capital contributions has been distributed as return of capital, therefore, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1997 is $964.16 per unit.

         The following is a reconciliation of net income to cash distributions from operations as defined in the Partnership agreement:

                                                                 1997          1996          1995
                                                              ----------    ----------    ----------
     Net income                                               $1,893,355    $1,891,905    $1,889,914
     Adjustment to reconcile net income to cash
        distributions declared:
           Depreciation                                          447,735       449,208       451,269
                                                              ----------    ----------    ----------

               Cash distributions declared from operations    $2,341,090    $2,341,113    $2,341,183
                                                              ==========    ==========    ==========

2)  SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------

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

         Cash and Cash Equivalents - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $451,567 and $474,865 at December 31, 1997 and 1996, respectively. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

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

3)  PROPERTY SUBJECT TO OPERATING LEASES:
    ------------------------------------

         The following is an analysis of the Partnership's investment, at cost, in property subject to operating leases by major class at December 31, 1997 and 1996:

                                                 1997            1996
                                             -----------     -----------
         Land                                $ 2,684,138     $ 2,684,138
         Buildings                            11,010,862      11,010,862
         Equipment                               947,838         947,838
                                             -----------     -----------
                                              14,642,838      14,642,838
         Less - Accumulated depreciation       2,496,576       2,048,841
                                             -----------     -----------

                                             $12,146,262     $12,593,997
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

          Minimum  future  rentals  (excluding   participating   rentals)  under
noncancellable operating leases as of December 31, 1997, are as follows:

         Year Ending December 31,
         -----------------------
         1998                                 $ 1,579,000
         1999                                   1,579,000
         2000                                   1,579,000
         2001                                   1,579,000
         2002                                   1,579,000
         Thereafter                            15,148,000
                                              -----------

         Total minimum future rentals         $23,043,000
                                              ===========

4)  MORTGAGE LOAN RECEIVABLE:
    ------------------------

         At December 31, 1997, the Partnership had a first mortgage loan on the building and equipment of a Partnership travel plaza located in Ehrenberg, Arizona. The loan provides for monthly installments of interest at a rate of 7% per annum until June 30, 2003, at which time the entire principal balance is due. The loan may not be prepaid in full or in part, except upon exercise of the purchase option on the related travel plaza land. The cost of the mortgage for Federal income tax purposes is the same as the cost for financial reporting purposes.

         The fair value of the first mortgage loan is estimated by discounting the future cash flows using the prevailing interest rate at December 31, 1997, and is lower than its carrying amount by $180,000. Changes in the fair value of the first mortgage loan do not result in the realization or expenditure of cash unless the loan is actually prepaid.

5)  INCOME TAXES:
    ------------

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

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1997, 1996 and 1995:

                                                             1997             1996             1995
                                                         -----------      -----------      -----------
         Net income for financial reporting purposes     $ 1,893,355      $ 1,891,905      $ 1,889,914
         Differences for tax purposes in:
            Depreciation                                     110,017           67,797           28,828
            Organization cost amortization and other          (7,901)         (10,719)         (11,552)
                                                         -----------      -----------      -----------
         Taxable income to partners                      $ 1,995,471      $ 1,948,983      $ 1,907,190
                                                         ===========      ===========      ===========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

         At December 31, 1997, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $230,299. This difference results primarily from differences in depreciation methods and the treatment of property acquisition costs for financial reporting and tax reporting purposes.

6)  TRANSACTIONS WITH RELATED PARTIES:
    ---------------------------------

         Under the terms of the Partnership agreement, the General Partner is entitled to compensation for certain services performed in connection with managing the affairs of the Partnership. During 1997, 1996 and 1995, fees paid to the General Partner were as follows:

                                                                    1997          1996          1995
                                                                  --------      --------      --------
           Disbursable cash fee                                   $136,483      $104,960      $107,050
           Property management fee (4% of the
               Partnership's gross annual property revenues)       106,340       104,575       105,003
                                                                  --------      --------      --------

                                                                  $242,823      $209,535      $212,053
                                                                  ========      ========      ========

         The General Partner is entitled to a disbursable cash fee equal to nine percent of all revenues received by the Partnership less Partnership operating expenses, only to the extent the limited partners have received an annual return of nine percent on their Adjusted Capital Contribution, as defined. The General Partner or its affiliate may also be entitled to a subordinated real estate disposition fee and an incentive share of sale proceeds, as defined in the Partnership agreement.

         An affiliate of the General Partner incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount which the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed the affiliate $28,113 in 1997, $22,689 in 1996 and $23,777 in 1995 for such expenses.

7) SUBSEQUENT EVENT - POSSIBLE SALE OF SUBSTANTIALLY ALL ASSETS:
   ------------------------------------------------------------

         On February 2, 1998, the Partnership entered into a letter of intent with Flying J. Inc. to sell substantially all of the Partnership's assets for cash of approximately $27 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         The negotiated sales price of approximately $27 million, net of book value of the assets to be sold, would have resulted in an estimated gain of $7 million had the proposed sale taken place at December 31, 1997. Subsequent to the proposed asset sale and conversion of other Partnership assets into cash upon liquidation, a liquidating cash distribution will be made to investors in accordance with the Partnership agreement. Had the sale (as proposed) occurred at December 31, 1997, it is estimated that the liquidating cash distribution would have been in the range of $980 to $1000 per limited partnership unit. The actual liquidating distribution to be received by investors will depend upon the actual date and terms of the sale and the actual costs of liquidating the Partnership.

                                                                    SCHEDULE III
                                                                     Page 1 of 2

             PARTICIPATION INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                             AS OF DECEMBER 31, 1997
                             -----------------------

                                              Initial Cost to Partnership and
                                             Gross Amount at December 31, 1997
                                   ------------------------------------------------------

    Travel Plaza Location             Land        Buildings      Equipment       Total
    ---------------------          ----------    -----------     ---------    -----------

EHRENBERG,          ARIZONA        $1,250,000    $      --       $    --      $ 1,250,000
BAKERSFIELD,        CALIFORNIA        101,050      5,195,950       495,838      5,792,838
WYTHEVILLE,         VIRGINIA        1,333,088      5,814,912       452,000      7,600,000
                                   ----------    -----------     ---------    -----------

                       TOTAL       $2,684,138    $11,010,862     $ 947,838    $14,642,838
                                   ==========    ===========     =========    ===========

                                           Accumulated Depreciation
                                   -----------------------------------------
                                                                                    Date
    Travel Plaza Location           Buildings       Equipment       Total         Acquired
    ---------------------          -----------      ---------    -----------     ----------

EHRENBERG,          ARIZONA        $      --        $    --      $      --       June  1993
BAKERSFIELD,        CALIFORNIA         811,867        288,968      1,100,835     Jan.  1993
WYTHEVILLE,         VIRGINIA         1,105,439        290,302      1,395,741     Dec.  1991
                                   -----------      ---------    -----------

                       TOTAL       $ 1,917,306      $ 579,270    $ 2,496,576
                                   ===========      =========    ===========

                                                                    SCHEDULE III
                                                                     Page 2 of 2

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                             AS OF DECEMBER 31, 1997
                             -----------------------

NOTES:

(1)      There are no encumbrances on properties.

(2) Cost for Federal income tax purposes is the same as cost for financial reporting purposes.

(3) All buildings and equipment are depreciated over estimated useful lives of 32 and eight years, respectively. The buildings and equipment were purchased as new properties.

(4) Transactions in real estate, equipment and accumulated depreciation during 1997, 1996 and 1995 are summarized as follows:

                                                                 Accumulated
                                                   Cost          Depreciation
                                               ------------      ------------

         Balance, December 31, 1994            $ 14,642,838      $  1,148,364
              Depreciation expense                     --             451,269
                                               ------------      ------------

         Balance, December 31, 1995              14,642,838         1,599,633
              Depreciation expense                     --             449,208
                                               ------------      ------------

         Balance, December 31, 1996              14,642,838         2,048,841
              Depreciation expense                     --             447,735
                                               ------------      ------------

         Balance, December 31, 1997            $ 14,642,838      $  2,496,576
                                               ============      ============

                              ARTHUR ANDERSEN LLP





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To FFCA/PIP III Investor Services Corporation:

We have audited the accompanying balance sheet of FFCA/PIP III INVESTOR SERVICES CORPORATION (a Delaware corporation) as of December 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA/PIP III Investor Services Corporation as of December 31, 1997, in conformity with generally accepted accounting principles.




                                        Arthur Andersen LLP

Phoenix, Arizona,
 January 6, 1998.

                   FFCA/PIP III INVESTOR SERVICES CORPORATION
                   ------------------------------------------

                        BALANCE SHEET - DECEMBER 31, 1997
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

                   FFCA/PIP III INVESTOR SERVICES CORPORATION
                   ------------------------------------------

                             NOTES TO BALANCE SHEET
                             ----------------------

                                DECEMBER 3l, l997
                                -----------------


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

                       PARTICIPATING INCOME PROPERTIES III
                               LIMITED PARTNERSHIP
                                       and
                   FFCA/PIP III INVESTOR SERVICES CORPORATION

                          ----------------------------

                                  Exhibit Index
                          ----------------------------

         The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

                                                                   Sequentially
                                            Exhibit                Numbered Page
                                            -------                -------------

                  99. Annual Portfolio Valuation of Cushman & Wakefield as of December 31, 1997

                  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1991, Commission File No.0-20151, are incorporated herein by this reference.

                                                                                             1991 Form 10-K
                                                                                               Exhibit No.
                                                                                               -----------

                           The  Agreement of Limited  Partnership  of the General                  3-A
                           Partner

                           The Certificate of  Incorporation of FFCA/PIP III                       3-B
                           Investor  Services  Corporation,  as  filed  with the
                           Secretary of State of Delaware on December 5, 1988

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