Form 10-Q
period 1998-03-31
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1998-05-11
CIK 865828, 865829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1998
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

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


                              Yes   X    No
                                  -----     -----

PART 1 - FINANCIAL INFORMATION

      Item l.  Financial Statements.
      ------   --------------------



             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                                 March 31,     December 31,
                                                                   1998            1997
                                                               ------------    ------------
                                          ASSETS
                                          ------

CASH AND CASH EQUIVALENTS                                      $    638,677    $    635,446

RECEIVABLES FROM LESSEES                                             40,000          44,000

MORTGAGE LOAN INTEREST RECEIVABLE                                    45,208          45,208

MORTGAGE LOAN RECEIVABLE                                          7,750,000       7,750,000

PROPERTY SUBJECT TO OPERATING LEASES, at cost
         Land                                                     2,684,138       2,684,138
         Buildings                                               11,010,862      11,010,862
         Equipment                                                  947,838         947,838
                                                               ------------    ------------
                                                                 14,642,838      14,642,838
         Less - Accumulated depreciation                          2,608,510       2,496,576
                                                               ------------    ------------

                                                                 12,034,328      12,146,262
                                                               ------------    ------------

                     Total assets                              $ 20,508,213    $ 20,620,916
                                                               ============    ============


                             LIABILITIES AND PARTNERS' CAPITAL
                             ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                       $    579,687    $    579,590

RENTAL DEPOSITS AND OTHER                                           252,404         253,269
                                                               ------------    ------------

                     Total liabilities                              832,091         832,859
                                                               ------------    ------------


PARTNERS' CAPITAL (DEFICIT):
      General partner                                               (22,807)        (21,687)
      Limited partners                                           19,698,929      19,809,744
                                                               ------------    ------------

                     Total partners' capital                     19,676,122      19,788,057
                                                               ------------    ------------

                     Total liabilities and partners' capital   $ 20,508,213    $ 20,620,916
                                                               ============    ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)



                                                               1998       1997
                                                             --------   --------
REVENUES:
      Rental                                                 $394,870   $394,870
      Participating rentals                                   120,979    111,733
      Mortgage loan interest                                  135,625    135,625
      Interest and other                                        6,461      5,341
                                                             --------   --------

                                                              657,935    647,569
                                                             --------   --------

EXPENSES:
      General partner fees                                     45,426     35,799
      Depreciation                                            111,934    111,934
      Operating                                                27,241     26,490
                                                             --------   --------

                                                              184,601    174,223
                                                             --------   --------

NET INCOME                                                   $473,334   $473,346
                                                             ========   ========

NET INCOME ALLOCATED TO:
      General partner                                        $  4,733   $  4,733
      Limited partners                                        468,601    468,613
                                                             --------   --------

                                                             $473,334   $473,346
                                                             ========   ========

NET INCOME PER LIMITED PARTNERSHIP UNIT
      (based on 26,709 units held by limited partners)       $  17.54   $  17.55
                                                             ========   ========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

                                                      Limited Partners
                                    General      ---------------------------
                                    Partner         Number                         Total
                                    Amount         of Units        Amount          Amount
                                 ------------    ------------   ------------    ------------

BALANCE, December 31, 1997       $    (21,687)         26,709   $ 19,809,744    $ 19,788,057

      Net income                        4,733            --          468,601         473,334

      Distribution to partners         (5,853)           --         (579,416)       (585,269)
                                 ------------    ------------   ------------    ------------

BALANCE, March 31, 1998          $    (22,807)         26,709   $ 19,698,929    $ 19,676,122
                                 ============    ============   ============    ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                  1998         1997
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                               $ 473,334    $ 473,346
      Adjustments to net income:
         Depreciation                                            111,934      111,934
         Change in assets and liabilities:
             Decrease (increase) in receivables from lessees       4,000          (94)
             Decrease in payable to general partner                 --           (708)
             Decrease in rental deposits and other                  (865)      (5,848)
                                                               ---------    ---------

                Net cash provided by operating activities        588,403      578,630
                                                               ---------    ---------

CASH FLOWS FOR FINANCING ACTIVITIES:
      Partner distributions declared                            (585,269)    (585,280)
      Increase in distribution payable to limited partners            97          109
                                                               ---------    ---------

             Net cash used in financing activities              (585,172)    (585,171)
                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                         3,231       (6,541)

CASH AND CASH EQUIVALENTS, beginning of period                   635,446      651,261
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                       $ 638,677    $ 644,720
                                                               =========    =========

PART I - FINANCIAL INFORMATION
------------------------------

Item 2.       Management's Discussion and Analysis of
------        Financial Condition and Results of Operations
              ---------------------------------------------

      As of March 31, 1998, Participating Income Properties III Limited Partnership, a Delaware limited partnership, (the Registrant), had received $26,709,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $23,012,902. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on February 28, 1992, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in travel plaza properties and mortgages by June 30, 1993 and does not anticipate any further capital expenditures.

      On February 2, 1998, the Registrant entered into a letter of intent with Flying J. Inc. to sell substantially all of the Registrant's assets for cash of approximately $27 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Registrant and the approval, by vote, of a majority of the limited partner interests. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of remaining Registrant assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated. The limited partners will receive a proxy statement containing a complete description of the transaction when the sale and financing agreements are finalized.

      The Registrant declared a cash distribution to the limited partners of $579,416 for the quarter ended March 31, 1998 (the period). During the period, all net proceeds not invested in travel plaza property and the mortgage loan were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue and mortgage loan interest income pursuant to its travel plaza lease and loan arrangements in the amount of $530,495, which remains unchanged from the prior period. In addition, the Registrant received or accrued participating rentals of $120,979 for the quarter ended March 31, 1998, representing an increase over participating rentals of $111,733 for the comparable period in 1997. On June 1, 1996, CFJ Properties (lessee of two of the Registrant's travel plazas) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to low participating rental revenues in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1998.

      Total expenses for the quarter ended March 31, 1998 increased $10,378 over the comparable period of the prior year primarily due to an increase in general partner fees. As described more fully in the Registrant's partnership agreement, the general partner's management fee is subordinated to a 9% return to the limited partners on their Adjusted Capital Contribution, as defined. The increase in the general partner's management fee resulted directly from the increase in the Registrant's disbursable cash (generally, cash receipts from operations less cash operating expenses). Net income for the three months ended March 31, 1998 remained relatively unchanged from the comparable period in 1997.

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


                         BALANCE SHEET - MARCH 31, 1998
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

                               PARTICIPATING INCOME PROPERTIES III LIMITED
                               PARTNERSHIP

                               By FFCA PARTICIPATING MANAGEMENT COMPANY
                                      LIMITED PARTNERSHIP
                               Managing General Partner


                               By FRANCHISE FINANCE CORPORATION OF AMERICA III Corporate General Partner



Date: May 11, 1998                    By /s/ John Barravecchia
                                  ----------------------------------------------
                                  John Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FFCA/PIP III INVESTOR SERVICES CORPORATION




Date: May 11, 1998                     By /s/ John Barravecchia
                                   ---------------------------------------------
                                   John Barravecchia, President