Form 10-K405/A
period 1997-12-31
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1998-06-29
CIK 865828, 865829

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
                   ------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)



             Delaware                                          86-0665681
-----------------------------------                    -------------------------
(Partnership State of Organization)                    (Partnership IRS Employer
                                                           Identification No.)

             Delaware                                         86-0555605
------------------------------------                   -------------------------
(Corporation State of Incorporation)                   (Corporation IRS Employer
                                                          Identification No.)

           The Perimeter Center                                  85255
       17207 North Perimeter Drive                             ----------
          Scottsdale, Arizona                                  (Zip Code)
       ---------------------------
(Address of Principal Executive Offices)


Co-Registrants' telephone number, including area code:           (602) 585-4500

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

         On February 1, 1991, Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company and is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. Flying J Inc. operates all of CFJ Properties' travel plazas and related facilities, which included 78 interstate travel plaza properties as of January 31, 1998. The Partnership owns two of these properties. Under the terms of the joint venture agreement, Big West sold to Douglas Oil certain Flying J Travel Plazas, which Douglas Oil contributed back to CFJ Properties. In addition to this initial contribution, Douglas Oil also made additional contributions to CFJ Properties. As its initial contribution, Big West transferred to CFJ Properties certain leasehold interests and Flying J Travel Plazas, and subsequently contributed to CFJ Properties various assets including working capital, inventories and future development sites. Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Partnership to CFJ Properties and was released by the Partnership with respect to its obligations under those leases.

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

         For the fiscal year ended January 31, 1998, CFJ Properties reported net income of $16 million on revenues of $1.3 billion. Revenues rose 7% from $1.2 billion in the prior year. The higher revenues resulted from the opening of six new units and increases in fuel prices. Net income increased from $1.8 million in the prior year due to higher gross profit margins.

         During the fiscal year ended January 31, 1998, CFJ Properties reported $41.7 million in net cash provided by operating activities. This cash, along with the cash provided by financing activities, was used to make capital expenditures. As of January 31, 1998, CFJ Properties reported cash balances of approximately $3.8 million, with liquidity supported by net cash provided by operating activities and a $150 million revolving line of credit with a bank. As of January 31, 1998, CFJ Properties reported partners' capital of $155.5 million and total assets of $463.7 million.

         CFJ Properties leases travel plazas and equipment under non-cancelable operating leases, which generally expire at various dates over the next 9 to 15 years. Payments under these leases were $17.5 million in fiscal 1998 and $17.3 million in fiscal 1997, including percentage lease payments. Future minimum annual rent obligations under non-cancelable leases, as projected through 2003, remain comparable to 1998 expense amounts.

         The two travel plaza properties leased by CFJ Properties from the Partnership generated a combined fuel and non-fuel gross profit (including other income) of approximately $7.7 million during the year ended January 31, 1998 as compared to $6.8 million in fiscal year 1997. Total travel plaza unit-level income for these two properties (before depreciation and allocated corporate overhead) totaled approximately $1.5 million in 1998 with both of these properties reporting positive unit-level income. The combined result of the travel plaza unit-level income before depreciation and allocated corporate overhead increased from $844,000 in the prior year. This is primarily due to an increase in fuel and non-fuel sales volumes and an increase in fuel prices. Volumes and margins were reduced in 1997 due to CFJ's curtailment of its relationship with a third party billing company in June 1996. For CFJ Properties' fiscal year ended January 31, 1998, the average unit-level base and participating rents approximated 13.4% of the original cost of these properties.

         The Partnership's third property is operated by TFJ. Fuel and non-fuel gross profits and other income generated by this property increased to $6.3 million in 1998 from $6.2 million in 1997 due to an increase in fuel and non-fuel sales volumes and an increase in fuel prices. The property's income before depreciation and allocated corporate overhead for 1998 was $1.1 million as compared to $1.2 million in 1997. Base and participating rents remained comparable to 1997 at approximately 9% of the original cost of the property during TFJ's fiscal year ended January 31, 1998.

         On February 2, 1998, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets for cash of approximately $27 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the
Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"), sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated. The limited partners will receive a proxy statement containing a complete description of the proposed transaction when the sale and financing agreements are finalized.

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

                        FFCA/PIP III Investor Services Corporation

                        Report of independent public accountants
                        Balance Sheet as of December 31, 1997
                        Notes to Balance Sheet

                        CFJ Properties
                        (A General Partnership)

                        Independent Auditors' Report
                          Balance Sheets as of January 31, 1998 and 1997
                        Statements of Income and Partners' Capital for the
                          years ended January 31, 1998, 1997 and 1996
                        Statements of Cash Flows for the years ended
                          January 31, 1998, 1997 and 1996
                        Notes to Financial Statements

                        Wytheville Travel Plaza

                        Independent Auditors' Report
                        Statements of Revenues and Direct Operating Costs and
                          Expenses for the years ended January 31, 1998, 1997 and 1996
                        Statements of Cash Flows for the years ended January 31,
                          1998, 1997 and 1996
                        Note to Financial Statements

                        Bakersfield Travel Plaza

                        Independent Auditors' Report
                        Statements of Revenues and Direct Operating Costs and
                          Expenses for the years ended January 31, 1998, 1997 and 1996
                        Statements of Cash Flows for the years ended January
                          31, 1998, 1997 and 1996
                        Note to Financial Statements

                        Ehrenberg Travel Plaza

                        Independent Auditors' Report
                        Statements of Revenues and Direct Operating Costs and
                          Expenses for the years ended January 31, 1998, 1997 and 1996
                        Statements of Cash Flows for the years ended January 31,
                          1998, 1997 and 1996
                        Note to Financial Statements

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

                                                                  1991 Form 10-K
                                                                    Exhibit No.
                                                                    -----------

                      The Agreement of Limited Partnership of           3-A
                      the General Partner

                      The Certificate of Incorporation of               3-B
                      FFCA/PIP III Investor Services
                      Corporation, as filed with the Secretary of State of Delaware on December 5, 1988

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

                                    PARTICIPATING INCOME PROPERTIES III LIMITED
                                    PARTNERSHIP

                                        By:   FFCA PARTICIPATING MANAGEMENT
                                              COMPANY LIMITED PARTNERSHIP,
                                              General Partner

                                              By:  FRANCHISE FINANCE CORPORATION
                                                   OF AMERICA III, Managing
                                                   General  Partner


Date:  June 24, 1998                               By /s/ Morton H. Fleischer
                                                      --------------------------
                                                          Morton  H.  Fleischer,
                                                          President  and Chief
                                                          Executive Officer

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


Date:  June 24, 1998                    By /s/ Morton H. Fleischer
                                           ------------------------------------
                                               Morton H. Fleischer,
                                               President, Chief Executive
                                               Officer and Director

Date:  June 24, 1998                    By
                                           ------------------------------------
                                               Paul Bagley, Director

Date:  June 24, 1998                    By /s/ John Barravecchia
                                           ------------------------------------
                                               John Barravecchia, Executive
                                               Vice President, Chief Financial
                                               Officer, Treasurer, Assistant
                                               Secretary and Director

Date:  June 24, 1998                    By /s/ Christopher H. Volk
                                           ------------------------------------
                                               Christopher H. Volk, Executive
                                               Vice President, Chief
                                               Operating Officer, Secretary,
                                               Assistant Treasurer and Director


Date:  June 24, 1998                    By /s/ Catherine F. Long
                                           ------------------------------------
                                               Catherine F. Long, Senior Vice
                                               President-Finance, Principal
                                               Accounting Officer, Assistant
                                               Secretary and Assistant Treasurer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FFCA/PIP III INVESTOR SERVICES
                                       CORPORATION


Date:  June 24, 1998                   By /s/ Morton H. Fleischer
                                          -------------------------------------
                                              Morton H. Fleischer, Sole Director


Date:  June 24, 1998                   By /s/ John Barravecchia
                                          -------------------------------------
                                              John Barravecchia, President,
                                              Secretary, Treasurer, Principal
                                              Financial Officer and Principal
                                              Accounting Officer

Independent Auditors' Report

================================================================================










The Board of Directors
CFJ Properties:


We have audited the accompanying balance sheets of CFJ Properties (a general partnership) as of January 31, 1998 and 1997, and the related statements of income and partners' capital, and cash flows for each of the years in the three-year period ended January 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CFJ Properties as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/ KPMG Peat Marwick LLP

Salt Lake City, Utah
March 31, 1998

Balance Sheets

================================================================================


CFJ PROPERTIES
(A General Partnership)
January 31, 1998 and 1997
(In thousands)

                                 Assets                                      1998            1997
--------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                             $   3,778     $     2,138
  Trade receivables, net of allowance for doubtful accounts
    of $114 in 1998 and $129 in 1997 (note 8)                              15,392          11,400
  Inventories (note 2)                                                     18,647          20,308
  Prepaid expenses                                                          3,321           2,141

--------------------------------------------------------------------------------------------------
              Total current assets                                         41,138          35,987
--------------------------------------------------------------------------------------------------
Land, buildings, and equipment:
  Land and improvements                                                   151,572         129,270
  Buildings                                                               169,203         145,875
  Equipment                                                               124,325         105,561
  Leasehold improvements                                                   24,330          24,317
  Construction-in-progress                                                 30,983          29,454
--------------------------------------------------------------------------------------------------
                                                                          500,413         434,477
  Less accumulated depreciation and amortization                           79,177          58,932
--------------------------------------------------------------------------------------------------
              Net land, buildings, and equipment                          421,236         375,545
--------------------------------------------------------------------------------------------------
Long-term notes receivable                                                     35             395
Other assets (note 3)                                                       1,339             957
--------------------------------------------------------------------------------------------------
                                                                        $ 463,748       $ 412,884
==================================================================================================


                   Liabilities and Partners' Capital
--------------------------------------------------------------------------------------------------

Current liabilities:
  Current installments  of long-term debt (note 5)                      $  10,000       $       0
  Accounts payable (note 8)                                                56,901          58,395
  Accrued liabilities (notes 4 and 8)                                      27,863          20,995
--------------------------------------------------------------------------------------------------
              Total current liabilities                                    94,764          79,390
Long-term debt, excluding current installments (note 5)                   209,300         190,000
Other liabilities                                                           4,206           4,016
--------------------------------------------------------------------------------------------------
              Total liabilities                                           308,270         273,406
--------------------------------------------------------------------------------------------------
Partners' capital                                                         155,478         139,478
Commitments and contingencies (notes 6 and 10)
--------------------------------------------------------------------------------------------------
                                                                        $ 463,748       $ 412,884
==================================================================================================

See accompanying notes to financial statements.

Statements of Income and Partners' Capital

================================================================================


CFJ PROPERTIES
(A General Partnership)
Years ended January 31, 1998, 1997, and 1996
(In thousands)

                                                      1998           1997           1996
-------------------------------------------------------------------------------------------
Sales (note 1(f))                                 $ 1,864,637    $ 1,688,194    $ 1,413,270
Cost of sales                                       1,638,532      1,501,758      1,231,752
-------------------------------------------------------------------------------------------
              Gross profit                            226,105        186,436        181,518
-------------------------------------------------------------------------------------------
Operating, general, and administrative expense:
  Operating                                           183,569        162,236        145,959
  General and administrative                           14,215         11,732         11,753
-------------------------------------------------------------------------------------------
                                                      197,784        173,968        157,712
-------------------------------------------------------------------------------------------
              Income from operations                   28,321         12,468         23,806
-------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                         106            134             93
  Interest expense, net                               (12,311)       (10,659)        (6,642)
  Loss on sale of fixed assets, net                      (116)          (163)           (52)
-------------------------------------------------------------------------------------------
                                                      (12,321)       (10,688)        (6,601)
-------------------------------------------------------------------------------------------
              Net income                               16,000          1,780         17,205
Partners' capital, beginning of year                  139,478        137,698        120,493
-------------------------------------------------------------------------------------------
Partners' capital, end of year                    $   155,478    $   139,478    $   137,698
===========================================================================================

See accompanying notes to financial statements.

Statements of Cash Flows

================================================================================

CFJ PROPERTIES
(A General Partnership)
Years ended January 31, 1998, 1997, and 1996
(In thousands)

                                                                   1998         1997         1996
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $  16,000    $   1,780    $  17,205
  Adjustments to reconcile net income to net cash provided by operating activites:
      Depreciation and amortization                                22,067       19,080       14,933
      Provision for losses on accounts receivable                     137           84           35
      Loss on sale of fixed assets                                    116          163           52
      Changes in assets and liabilities:
        Trade receivables                                          (4,129)         352       (3,838)
        Inventories                                                 1,661       (4,476)      (3,034)
        Prepaid expenses                                           (1,180)          88       (1,025)
        Other assets                                                 (575)        (106)        (128)
        Accounts payable and accrued liabilities                    7,382        4,723        8,817
        Other liabilities                                             190          607        2,739
---------------------------------------------------------------------------------------------------
              Net cash provided by operating activities            41,669       22,295       35,756
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures (note 8)                                   (69,689)     (56,111)    (104,107)
  Note receivable                                                     360          140         (535)
---------------------------------------------------------------------------------------------------
              Net cash used in investing activities               (69,329)     (55,971)    (104,642)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                          25,000            0       25,000
  Net proceeds under line of credit agreements                      4,300       33,500       44,500
---------------------------------------------------------------------------------------------------
              Net cash provided by financing activities            29,300       33,500       69,500
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    1,640         (176)         614
Cash and cash equivalents, beginning of year                        2,138        2,314        1,700
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                          $   3,778    $   2,138    $   2,314
===================================================================================================

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
  Cash paid for interest, net of capitalized amounts            $  11,530    $  10,854    $   6,387

Supplemental Disclosure of Noncash Investing Activities
-------------------------------------------------------
   The  capital  expenditures  noted  above are net of  accounts  payable increases  (decreases)  related to the  acquisition  of building and equipment of ($2,008), $2,888, and ($4,403) in 1998, 1997, and 1996,
     respectively.

       See accompanying notes to financial statements.

Notes to Financial Statements

================================================================================

CFJ PROPERTIES
(A General Partnership)
January 31, 1998, 1997, and 1996


1) Summary of Significant Accounting Policies

The following significant accounting policies are followed by CFJ Properties (the Partnership) in preparing and presenting its financial statements:

(a) Organization and Line of Business - The Partnership is a Utah general partnership with its principal business being the development and operation of a national network of interstate travel plazas in North America. A typical travel plaza offers a 24-hour service operation which includes fuel facilities, a restaurant or deli, convenience store, and other amenities designed to meet the needs of the trucking industry and traveling public. Some travel plazas include lodging and truck service centers. The Partnership operated 78, 72, and 66 travel plazas, as of January 31, 1998, 1997, and 1996, respectively.

(b) Cash Equivalents - The Partnership considers all investments with original maturities of three months or less to be cash equivalents.

(c) Inventories - Inventories include gasoline, diesel, ready-to-use additives, related petroleum products, food, and miscellaneous merchandise. Inventories are stated at the lower of cost or market value as determined by the first-in, first-out method.

(d) Land, Buildings, and Equipment - Land, buildings, and equipment are stated at cost for constructed and purchased assets and fair market value at the date contributed for contributions from the general partners. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related assets.

Interest is capitalized in connection with the construction of travel plazas. The interest capitalized is recorded as part of the asset to which it relates and is amortized over the asset's useful life. Interest of $2,284,000, $1,634,000, and $2,925,000, was capitalized for 1998, 1997, and 1996, respectively.


(e) Income Taxes - The Partnership is not directly subject to income taxes. Each partner is responsible for income taxes related to their portion of taxable income.

(f) Retail Fuel Sales - The Partnership includes related federal and state excise taxes in petroleum product retail sales and cost of sales. Such taxes amounted to approximately $605,751,000, $516,381,000, and $475,900,000 for 1998,
1997, and 1996, respectively.

(g) New Plaza Opening Costs - Opening costs are expensed when incurred. The costs associated with new travel plaza openings were approximately $1,923,000, $2,100,000, and $4,000,000 in 1998, 1997, and 1996, respectively.

(h) Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Partnership places its cash and cash equivalent investments with high quality credit financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Partnership's customer base, and their dispersion across many different geographical regions. The Partnership routinely performs credit evaluations of its customers and maintains allowances for potential credit losses.

(i) Use of Estimates - The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(j) Reclassifications - Certain amounts in 1997 and 1996 have been reclassified to conform with the 1998 presentation.

(2) Inventories

Inventories are summarized as follows (in thousands):

                                             1998       1997
                                        ---------   --------
Store merchandise and restaurant food   $  15,164     16,368
Petroleum products                          3,483      3,940
                                        ---------   --------
                                        $  18,647     20,308
                                        =========   ========

================================================================================

(3) Other Assets

Other assets consist of the following (in thousands):

                                             1998       1997
                                        ---------   --------
Land deposits                           $     908        630
Lease deposits                                232        232
Loan origination fees, net                    199         95
                                        ---------   --------
                                        $   1,339        957
                                        =========   ========
(4) Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):


                                             1998       1997
                                        ---------   --------
Fuel, property, and sales taxes         $  17,301     14,285
Expense incurred by
    operator (note 8)                       5,914      4,222
Frequent fueler incentive program           2,668      1,473
Interest                                    1,664        883
Other                                         316        132
                                        ---------   --------
                                        $  27,863     20,995
                                        =========   ========

(5)      Long-term Debt

Under a revolving line of credit agreement with the banks, the Partnership may borrow up to $150,000,000. Interest is computed at the Partnership's option, at the LIBOR rate plus plus .5 to 1 percent, or the higher of the federal funds rate plus .5 percent and the administrative agent bank's prime rate. The agreement matures February 1, 2002 and requires letter of credit and committment fees. The Partnership had $94,300,000 and $90,000,000 in outstanding borrowings under the agreement as of January 31, 1998 and 1997, respectively. Interest rates on outstanding borrowings range from 6.38 to 8.5 percent. In addition to the borrowings under the agreement, the Partnership had letters of credit totaling $3,315,000 outstanding as of January 31, 1998.

Under a fiscal 1995 Master Shelf Agreement, the Partnership issued $125,000,000 in long-term notes payable to an insurance company. The notes bear interest from
7.37 to 9.45 percent and require quarterly interest payments. Annual principal payments are required beginning March 1998 with the final payment in November 2006.

Aggregate maturities of long-term debt are summarized as follows (in thousands):


1999                                                  $      10,000
2000                                                         15,000
2001                                                         17,000
2002                                                         16,000
2003                                                        108,300
Thereafter                                                   53,000
                                                      -------------
          Total                                       $     219,300
                                                      =============

(6)      Lease Commitments

The Partnership leases travel plazas and equipment under noncancelable operating leases, which expire at various dates over the next 9 to 15 years. The leases are obligations of the Partnership without recourse to the general partners. The operating leases include minimum and percentage (contingent) lease payments. Contingent lease payments are based upon gallons sold, restaurant and merchandise sales, and other revenues.

Minimum lease payments under noncancelable operating leases were $13,120,000, $13,173,000, and $13,266,000 for the years ended January 31, 1998, 1997, and
1996, respectively. Contingent lease payments under noncancelable operating leases were $4,390,000, $4,105,000, and $4,348,000 for the years ended January 31, 1998, 1997, and 1996, respectively.

Future minimum payments under noncancelable operating leases as of January 31, 1998 are as follows (in thousands):


1999                                                  $      13,099
2000                                                         12,832
2001                                                         12,217
2002                                                         12,165
2003                                                         12,144
Thereafter                                                   74,458
                                                      -------------
          Total                                       $     136,915
                                                      =============

================================================================================

(7) Pension and Profit Sharing Plan

Currently, the Partnership has chosen to have all eligible employees participate in the noncontributory, defined contribution pension and profit sharing plan of Flying J Inc. (Flying J), the parent company of one of the general partners. Flying J's contributions to the plan, which are made at the discretion of the Board of Directors, may be in cash or qualifying common stock of Flying J. The Partnership's expenses related to the plan amounted to $1,972,000, $1,591,000, and $1,212,000 for the years ended January 31, 1998, 1997, and 1996, respectively.

(8) Related Party Transactions

Flying J operates all travel plazas and related facilities for the Partnership. Under the terms of the operations agreement, the Partnership reimburses Flying J for the cost of operations plus a monthly amount for overhead costs. The overhead cost reimbursements amounted to $1,022,000, $960,000, and $916,000 for 1998, 1997, and 1996, respectively. Flying J paid the Partnership $706,000, $686,000, and $668,000 during 1998, 1997, and 1996, respectively, for services performed by the Partnership for certain franchisees of Flying J.

During its normal course of business, the Partnership purchases petroleum products from the general partners under supply agreements. It is the general partners' opinion that such agreements are under terms similar to those which could be received under arms-length contracts. Purchases from the partners' amounted to approximately $1,517,297,000, $1,399,265,000, and $1,138,800,000 for
1998, 1997, and 1996, respectively.

Included in accounts receivable at January 31, 1998 and 1997, is $1,522,000, and $1,827,000, respectively, due from affiliates.

Included in accounts payable and accrued liabilities is $38,325,000 and $38,256,000 as of January 31, 1998 and 1997, respectively, due to the general partners and their affiliates resulting from petroleum product purchases.

The Partnership periodically contracts with Flying J for the development and construction of travel plazas. Capitalized expenditures under these agreements totaled $49,883,000 and $45,326,000 in 1998 and 1997, respectively. It is the general partners' opinion that such purchases are under terms similar to those which could be received under arms-length contracts.

Included in accounts payable is $5,868,000 and $7,761,000 as of January 31, 1998 and 1997, respectively, due to Flying J for construction costs.

(9) Disclosure About the Fair Value of Financial Instruments

The carrying value for certain short-term financial instruments that mature or reprice frequently at market rate, approximates their fair market value. Such financial instruments include: cash and cash equivalents, trade receivables, revolving line of credit, accounts payable, and accrued liabilities. The carrying value of the long-term notes payable also approximates fair market value.

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

Management believes that preventative measures, in addition to proper attention to these regulations, will minimize costs related to compliance to such regulations. Furthermore, the Partnership routinely succeeds in recovering a significant portion of the cost of remediation from the states which administer environmental clean-up funds for in-state fuel retailers.

(b) Litigation - The Partnership is involved in legal actions resulting from the ordinary course of business. Such actions relate to routine travel plaza operations and other general matters. Management believes that the Partnership has adequate legal defenses or insurance coverage and, accordingly, the ultimate outcome of such actions will not have a material adverse effect on the Partnership's financial position or results of operations.

Independent Auditors' Report

================================================================================









To the General Partners
CFJ Properties:


We have audited the accompanying statements of revenues and direct operating costs and expenses and the statements of cash flows from direct travel plaza operations for each of the years in the three-year period ended January 31, 1998, of the Wytheville Travel Plaza operated by CFJ Properties (see note 1). The land and related plaza facilities are owned by Participating Income Properties III, L. P. These statements are the responsibility of management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the statements referred to above present fairly, in all material respects, the revenues and direct operating costs and expenses and the cash flows from direct travel plaza operations of the Wytheville Travel Plaza for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                        /s/ KPMG Peat Marwick LLP

Salt Lake City, Utah
March 5, 1998

Statements of Revenues and Direct Operating Costs and Expenses

================================================================================

WYTHEVILLE  TRAVEL PLAZA
Years ended January 31, 1998, 1997 and 1996
(In thousands)

                                                                                  1998      1997      1996
------------------------------------------------------------------------------------------------------------
Revenues                                                                         $22,993   $22,151   $20,007
------------------------------------------------------------------------------------------------------------
Direct operating costs and expenses:
  Cost of sales                                                                   19,167    18,748    16,241
  Labor costs                                                                      1,038     1,023     1,013
  Controllable operating expenses                                                    536       509       555
  Occupancy expenses                                                               1,173     1,144     1,142
------------------------------------------------------------------------------------------------------------
        Travel Plaza revenues in excess of direct operating costs and expenses   $ 1,079   $   727   $ 1,056
============================================================================================================

See accompanying note to financial statements.

Statements of Cash Flows

================================================================================

WYTHEVILLE  TRAVEL PLAZA
Years ended January 31, 1998, 1997 and 1996
(In thousands)

                                                                            1998     1997    1996
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Travel Plaza revenues in excess of direct operating costs and expenses   $1,079   $  727   $1,056
  Add amortization of leasehold improvements and depreciation                  79       74       68
---------------------------------------------------------------------------------------------------
              Cash provided by direct Travel Plaza operations              $1,158   $  801   $1,124
===================================================================================================

See accompanying note to financial statements.

Note to Financial Statements

================================================================================


WYTHEVILLE TRAVEL PLAZA
Years ended January 31, 1998, 1997 and 1996


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

(b) Controllable Operating Expenses - Controllable operating expenses consist of supplies, repairs and maintenance, cleaning, advertising and promotion, telephone and utilities, insurance, credit card charges, travel and other operating expenses incurred at the Travel Plaza level.

(c) Occupancy Expenses - Occupancy expenses consist of taxes, insurance, amortization and rent paid to PIP III.

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

Independent Auditors' Report

================================================================================









To the General Partners
CFJ Properties:


We have audited the accompanying statements of revenues and direct operating costs and expenses and the statements of cash flows from direct travel plaza operations for each of the years in the three-year period ended January 31, 1998, of the Bakersfield Travel Plaza operated by CFJ Properties (see note 1). The land and related plaza facilities are owned by Participating Income Properties III, L.P. These statements are the responsibility of management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the statements referred to above present fairly, in all material respects, the revenues and direct operating costs and expenses and the cash flows from direct travel plaza operations of the Bakersfield Travel Plaza for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                        /s/ KPMG Peat Markwick LLP


Salt Lake City, Utah
March 5, 1998

Statements of Revenues and Direct Operating Costs and Expenses

================================================================================


BAKERSFIELD  TRAVEL PLAZA
Years ended January 31, 1998, 1997 and 1996
(In thousands)

                                                                                   1998      1997      1996
------------------------------------------------------------------------------------------------------------
Revenues                                                                         $19,226   $16,936   $17,486
------------------------------------------------------------------------------------------------------------
Direct operating costs and expenses:
  Cost of sales                                                                   15,305    13,540    13,814
  Labor costs                                                                      1,294     1,166     1,226
  Controllable operating expenses                                                    580       641       624
  Occupancy expenses                                                               1,076     1,028     1,039
------------------------------------------------------------------------------------------------------------
       Travel Plaza revenues in excess of direct operating costs and expenses    $   971   $   561   $   783
============================================================================================================

See accompanying note to financial statements.

Statements of Cash Flows

================================================================================


BAKERSFIELD TRAVEL PLAZA
Years ended January 31, 1998, 1997 and 1996
(In thousands)

                                                                            1998     1997     1996
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Travel Plaza revenues in excess of direct operating costs and expenses   $  971   $  561   $  783
  Add amortization of leasehold improvements                                  113      100       93
---------------------------------------------------------------------------------------------------
              Cash provided by direct Travel Plaza operations              $1,084   $  661   $  876
===================================================================================================

See accompanying note to financial statements.

Note to Financial Statements

================================================================================


BAKERSFIELD TRAVEL PLAZA
Years ended January 31, 1998, 1997 and 1996


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

(b) Controllable Operating Expenses - Controllable operating expenses consist of supplies, repairs and maintenance, cleaning, advertising and promotion, telephone and utilities, insurance, credit card charges, travel and other operating expenses incurred at the Travel Plaza level.

(c) Occupancy Expenses - Occupancy expenses consist of taxes, insurance, amortization and rent paid to PIP III.

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

Independent Auditors' Report

================================================================================










To the General Partners
TFJ Properties:


We have audited the accompanying statements of revenues and direct operating costs and expenses and the statements of cash flows from direct travel plaza operations for each of the years in the three-year period ended January 31, 1998, of the Ehrenberg Travel Plaza operated by FJ Properties (see note 1). The land is owned by Participating Income Properties III, L.P. These statements are the responsibility of management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the statements referred to above present fairly, in all material respects, the revenues and direct operating costs and expenses and the cash flows from direct travel plaza operations of the Ehrenberg Travel Plaza for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                        /s/ KPMG Peat Marwick LLP


Salt Lake City, Utah
March 5, 1998

Statements of Revenues and Direct Operating Costs and Expenses

================================================================================


EHRENBERG TRAVEL PLAZA
Years ended January 31, 1998, 1997 and 1996
(In thousands)

                                                                                  1998      1997      1996
-----------------------------------------------------------------------------------------------------------
Revenues                                                                        $30,927   $31,786   $26,922
-----------------------------------------------------------------------------------------------------------
Direct operating costs and expenses:
  Cost of sales                                                                  24,656    25,624    20,545
  Labor costs                                                                     2,257     2,278     2,292
  Controllable operating expenses                                                 1,089       946     1,198
  Occupancy expenses                                                              1,473     1,340     1,170
-----------------------------------------------------------------------------------------------------------
       Travel Plaza revenues in excess of direct operating costs and expenses   $ 1,452   $ 1,598   $ 1,717
===========================================================================================================

See accompanying note to financial statements.

Statements of Cash Flows

================================================================================


EHRENBERG TRAVEL PLAZA
Years ended January 31, 1998, 1997 and 1996
(In thousands)

                                                                             1998    1997     1996
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Travel Plaza revenues in excess of direct operating costs and expenses   $1,452   $1,598   $1,717
  Add amortization of leasehold improvements and depreciation                 644      576      472
---------------------------------------------------------------------------------------------------
              Cash provided by direct Travel Plaza operations              $2,096   $2,174   $2,189
===================================================================================================

See accompanying note to financial statements.

Note to Financial Statements

================================================================================


EHRENBERG TRAVEL PLAZA
Years ended January 31, 1998, 1997 and 1996


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

(b) Controllable Operating Expenses - Controllable operating expenses consist of supplies, repairs and maintenance, cleaning, advertising and promotion, telephone and utilities, insurance, credit card charges, travel and other operating expense incurred at the Travel Plaza level.

(c) Occupancy Expenses - Occupancy expenses consist of taxes, insurance, depreciation, amortization and rent paid to PIP III.

(d) Leasehold Improvements Amortization - Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets.

(e)  Buildings  and  Equipment   Depreciation  -  Buildings  and  equipment  are
depreciated using the straight-line method over the estimated useful lives of the assets.

(f) Federal and State Income Taxes - Federal and state income taxes have not been allocated to the Travel Plaza.
                                       4