Form 10-Q
period 1998-06-30
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1998-08-06
CIK 865828, 865829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1998
                                  ----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                  -------------------    -----------------------

                         Commission file number 0-20151
                       Commission file number 33-35868-01

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
                                       and
                   FFCA/PIP III INVESTOR SERVICES CORPORATION
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


            Delaware                                        86-0665681
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                          86-0555605
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                   85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (zip code)


Co-Registrants' telephone number including area code       (602) 585-4500
                                                       -------------------------

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


                             Yes  X          No
                                 ---            ---

PART 1 - FINANCIAL INFORMATION

   Item l.  Financial Statements.
   -------  ---------------------


             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                                 June 30,      December 31,
                                                                   1998            1997
                                                               ------------    ------------
                                          ASSETS
                                          ------

CASH AND CASH EQUIVALENTS                                      $    624,687    $    635,446

RECEIVABLES FROM LESSEES                                             49,000          44,000

MORTGAGE LOAN INTEREST RECEIVABLE                                    45,208          45,208

DEFERRED COSTS                                                        4,888            --

MORTGAGE LOAN RECEIVABLE                                          7,750,000       7,750,000

PROPERTY SUBJECT TO OPERATING LEASES, at cost
         Land                                                     2,684,138       2,684,138
         Buildings                                               11,010,862      11,010,862
         Equipment                                                  947,838         947,838
                                                               ------------    ------------
                                                                 14,642,838      14,642,838
         Less - Accumulated depreciation                          2,720,444       2,496,576
                                                               ------------    ------------

                                                                 11,922,394      12,146,262
                                                               ------------    ------------

         Total assets                                          $ 20,396,177    $ 20,620,916
                                                               ============    ============


                             LIABILITIES AND PARTNERS' CAPITAL
                             ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                       $    579,520    $    579,590

RENTAL DEPOSITS AND OTHER                                           252,467         253,269
                                                               ------------    ------------

                     Total liabilities                              831,987         832,859
                                                               ------------    ------------


PARTNERS' CAPITAL (DEFICIT):
      General partner                                               (23,925)        (21,687)
      Limited partners                                           19,588,115      19,809,744
                                                               ------------    ------------

                     Total partners' capital                     19,564,190      19,788,057
                                                               ------------    ------------

                     Total liabilities and partners' capital   $ 20,396,177    $ 20,620,916
                                                               ============    ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                           Three Months   Three Months   Six Months   Six Months
                                               Ended          Ended         Ended        Ended
                                              6/30/98        6/30/97       6/30/98      6/30/97
                                            ----------     ----------    ----------   ----------
REVENUES:
      Rental                                $  394,870     $  394,870    $  789,740   $  789,740
      Participating rentals                    153,548        136,589       274,527      248,322
      Mortgage loan interest                   135,625        135,625       271,250      271,250
      Interest and other                         5,922          6,002        12,383       11,343
                                            ----------     ----------    ----------   ----------

                                               689,965        673,086     1,347,900    1,320,655
                                            ----------     ----------    ----------   ----------

EXPENSES:
      General partner fees                      71,113         66,718       116,539      102,517
      Depreciation                             111,934        111,934       223,868      223,868
      Operating                                 33,582         21,099        60,823       47,589
                                            ----------     ----------    ----------   ----------

                                               216,629        199,751       401,230      373,974
                                            ----------     ----------    ----------   ----------

NET INCOME                                  $  473,336     $  473,335    $  946,670   $  946,681
                                            ==========     ==========    ==========   ==========

NET INCOME ALLOCATED TO:
      General partner                       $    4,733     $    4,733    $    9,467   $    9,467
      Limited partners                         468,603        468,602       937,203      937,214
                                            ----------     ----------    ----------   ----------

                                            $  473,336     $  473,335    $  946,670   $  946,681
                                            ==========     ==========    ==========   ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT (based on
   26,709 units held by limited partners)   $    17.54     $    17.54    $    35.09   $    35.09
                                            ==========     ==========    ==========   ==========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)

                                                       Limited Partners
                                    General      ---------------------------
                                    Partner         Number                         Total
                                    Amount         of Units        Amount          Amount
                                 ------------    ------------   ------------    ------------

BALANCE, December 31, 1997       $    (21,687)         26,709   $ 19,809,744    $ 19,788,057

      Net income                        9,467            --          937,203         946,670

      Distribution to partners        (11,705)           --       (1,158,832)     (1,170,537)
                                 ------------    ------------   ------------    ------------

BALANCE, June 30, 1998           $    (23,925)         26,709   $ 19,588,115    $ 19,564,190
                                 ============    ============   ============    ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                               1998           1997
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                            $   946,670    $   946,681
     Adjustments to net income:
        Depreciation                                           223,868        223,868
        Change in assets and liabilities:
           Increase in receivables from lessees                 (5,000)        (7,094)
           Increase in deferred costs                           (4,888)          --
           Decrease in payable to general partner                 --           (7,720)
           Decrease in rental deposits and other                  (802)        (4,264)
                                                           -----------    -----------

               Net cash provided by operating activities     1,159,848      1,151,471
                                                           -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
      Partner distributions declared                        (1,170,537)    (1,170,549)
      Increase (decrease) in distribution payable
         to limited partners                                       (70)           207
                                                           -----------    -----------

               Net cash used in financing activities        (1,170,607)    (1,170,342)
                                                           -----------    -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                          (10,759)       (18,871)

CASH AND CASH EQUIVALENTS, beginning of period                 635,446        651,261
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                   $   624,687    $   632,390
                                                           ===========    ===========

PART I - FINANCIAL INFORMATION
------------------------------

Item 2.       Management's Discussion and Analysis of
------        Financial Condition and Results of Operations
              ---------------------------------------------

      As  of  June  30,  1998,   Participating  Income  Properties  III  Limited
      Partnership, a Delaware limited partnership, (the Registrant), had received $26,709,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $23,012,902. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on February 28, 1992, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in travel plaza properties and mortgages by June 30, 1993 and does not anticipate any further capital expenditures.

      On February 2, 1998, the Registrant entered into a letter of intent with Flying J. Inc. to sell substantially all of the Registrant's assets for cash of approximately $27 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Registrant and the approval, by vote, of a majority of the limited partner interests. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of the Registrant's remaining assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated. The limited partners will receive a proxy statement containing a complete description of the proposed transaction.

      The Registrant declared a cash distribution to the limited partners of $579,416 for the quarter ended June 30, 1998 (the period) which, combined with the first quarter distribution of $579,416, amounts to $1,158,832 year-to-date. During the period, all net proceeds not invested in travel plaza property and the mortgage loan were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue and mortgage loan interest income pursuant to its travel plaza lease and loan arrangements in the amount of $530,495, which remains unchanged from the prior period (year-to-date base rental revenue and mortgage loan interest income are similarly unchanged). In addition, the Registrant received or accrued participating rentals of $153,548 for the quarter ended June 30, 1998, representing an increase over participating rentals of $136,589 for the comparable period in 1997. On June 1, 1996, CFJ Properties (lessee of two of the Registrant's travel plazas) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to low participating rental revenues in the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1998. Participating rentals for the corresponding year-to-date periods were similarly affected.

      Total expenses for the quarter ended June 30, 1998 increased $16,878 over the comparable period of the prior year due to an increase in general partner fees and operating expenses. As described more fully in the Registrant's partnership agreement, the general partner's management fee is subordinated to a 9% return to the limited partners on their Adjusted Capital Contribution, as defined. The increase in the general partner's management fee of $4,395 during the period resulted directly from the increase in the Registrant's disbursable cash (generally, cash receipts from operations less cash operating expenses). Operating expenses increased $12,483 during the period due to an increase in administrative expenses related to the proposed transaction. Expenses for the corresponding year-to-date periods were similarly affected. Net income for the six months ended June 30, 1998 remained relatively unchanged from the comparable period in 1997.

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

                          BALANCE SHEET - JUNE 30, 1998
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

                                 PARTICIPATING INCOME PROPERTIES III LIMITED
                                 PARTNERSHIP

                                 By FFCA PARTICIPATING MANAGEMENT COMPANY
                                       LIMITED PARTNERSHIP
                                 Managing General Partner


                                 By FRANCHISE FINANCE CORPORATION OF AMERICA III Corporate General Partner



Date: August 3, 1998                         By /s/ John Barravecchia
                                      ------------------------------------------
                                      John Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FFCA/PIP III INVESTOR SERVICES CORPORATION




Date: August 3, 1998                      By /s/ John Barravecchia
                                      ------------------------------------------
                                      John Barravecchia, President