Form 10-Q
period 1998-09-30
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1998-11-04
CIK 865828, 865829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                              --------------------------------------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

                         Commission file number 0-20151
                       Commission file number 33-35868-01

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
                                       and
                   FFCA/PIP III INVESTOR SERVICES CORPORATION
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                           86-0665681
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                        Identification Number)

          Delaware                                           86-0555605
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                        Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                    85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (zip code)


Co-Registrants' telephone number including area code       (602) 585-4500
                                                    ----------------------------

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

                                    Yes  X     No
                                        ---       ---

PART 1 - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS.


             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                     September 30, December 31,
                                                         1998          1997
                                                     ------------- ------------
                                     ASSETS

CASH AND CASH EQUIVALENTS                            $    478,090  $    635,446

RECEIVABLES FROM LESSEES                                   55,000        44,000

MORTGAGE LOAN INTEREST RECEIVABLE                          45,208        45,208

DEFERRED COSTS                                            140,588          --

MORTGAGE LOAN RECEIVABLE                                7,750,000     7,750,000

PROPERTY SUBJECT TO OPERATING LEASES, at cost
     Land                                               2,684,138     2,684,138
     Buildings                                         11,010,862    11,010,862
     Equipment                                            947,838       947,838
                                                     ------------  ------------
                                                       14,642,838    14,642,838
     Less - Accumulated depreciation                    2,832,378     2,496,576
                                                     ------------  ------------

                                                       11,810,460    12,146,262
                                                     ------------  ------------

     Total assets                                    $ 20,279,346  $ 20,620,916
                                                     ============  ============


                       LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS             $    579,620  $    579,590

RENTAL DEPOSITS AND OTHER                                 247,470       253,269
                                                     ------------  ------------

           Total liabilities                              827,090       832,859
                                                     ------------  ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                     (25,045)      (21,687)
      Limited partners                                 19,477,301    19,809,744
                                                     ------------  ------------

           Total partners' capital                     19,452,256    19,788,057
                                                     ------------  ------------

           Total liabilities and partners' capital   $ 20,279,346  $ 20,620,916
                                                     ============  ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                               Three Months   Three Months  Nine Months  Nine Months
                                                   Ended         Ended         Ended        Ended
                                                  9/30/98      9/30/97       9/30/98      9/30/97
                                               ------------   ------------  -----------  -----------
REVENUES:
      Rental                                    $  394,870    $  394,870    $1,184,610   $1,184,610
      Participating rentals                        167,629       153,436       442,157      401,758
      Mortgage loan interest                       135,625       135,625       406,875      406,875
      Interest and other                             5,196         5,524        17,578       16,867
                                                ----------    ----------    ----------   ----------

                                                   703,320       689,455     2,051,220    2,010,110
                                                ----------    ----------    ----------   ----------

EXPENSES:
      General partner fees                          91,170        83,110       207,709      185,627
      Depreciation                                 111,934       111,934       335,802      335,801
      Operating                                     26,876        21,073        87,699       68,663
                                                ----------    ----------    ----------   ----------

                                                   229,980       216,117       631,210      590,091
                                                ----------    ----------    ----------   ----------

NET INCOME                                      $  473,340    $  473,338    $1,420,010   $1,420,019
                                                ==========    ==========    ==========   ==========

NET INCOME ALLOCATED TO:
      General partner                           $    4,733    $    4,733    $   14,200   $   14,200
      Limited partners                             468,607       468,605     1,405,810    1,405,819
                                                ----------    ----------    ----------   ----------

                                                $  473,340    $  473,338    $1,420,010   $1,420,019
                                                ==========    ==========    ==========   ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT (based on
   26,709 units held by limited partners)       $    17.54    $    17.54    $    52.63   $    52.63
                                                ==========    ==========    ==========   ==========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)


                                                                 Limited Partners
                                                 General      ----------------------
                                                 Partner       Number                      Total
                                                 Amount       of Units     Amount          Amount
                                                 ------       --------     ------          ------
BALANCE, December 31, 1997                     $  (21,687)     26,709   $ 19,809,744    $ 19,788,057

      Net income                                   14,200        --        1,405,810       1,420,010

      Distributions to partners                   (17,558)       --       (1,738,253)     (1,755,811)
                                               ----------    --------   ------------    ------------

BALANCE, September 30, 1998                    $  (25,045)     26,709   $ 19,477,301    $ 19,452,256
                                               ==========    ========   ============    ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



                                                         1998           1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                      $ 1,420,010    $ 1,420,019
     Adjustments to net income:
        Depreciation                                     335,802        335,801
        Change in assets and liabilities:
           Increase in receivables from lessees          (11,000)       (12,000)
           Increase in deferred costs                   (140,588)          --
           Decrease in payable to general partner           --           (7,720)
           Decrease in rental deposits and other          (5,799)        (5,281)
                                                     -----------    -----------

               Net cash provided by operating
                     activities                        1,598,425      1,730,819

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to partners                        (1,755,781)    (1,755,779)
                                                     -----------    -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                   (157,356)       (24,960)

CASH AND CASH EQUIVALENTS, beginning of period           635,446        651,261
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $   478,090    $   626,301
                                                     ===========    ===========

PART I  -  FINANCIAL INFORMATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

      On  February  2,  1998,   Participating   Income  Properties  III  Limited
      Partnership, a Delaware limited partnership, (the Registrant), entered into a letter of intent with Flying J. Inc. to sell substantially all of the Registrant's assets for cash of approximately $27 million. Subsequently, the Registrant entered into purchase agreements with respect thereto on September 4, 1998. In accordance with the partnership agreement, sale of substantially all of the assets would result in dissolution of the partnership and liquidation of the Registrant's remaining assets, net of liabilities. The limited partners have received a proxy statement describing the proposed transaction and were asked to consent to the proposed transaction by October 26, 1998. The following is a summary of the results of the voting: 16,193 units For, 1,470 units Against, 377 units Abstain. An affirmative vote of limited partners holding a majority of the partnership units was achieved. In addition to the majority vote, certain other conditions and contingencies must now be satisfied prior to the consummation of the sale transaction as set forth in the letter of intent between the Registrant and Flying J. Inc. Among these conditions are the finalization of financing arrangements by Flying
      J. Inc. in order for it to complete the purchase of the assets of the Registrant. The sale and subsequent liquidation of the Registrant will occur as soon as practical if, and to the extent that, all conditions and contingencies have been satisfied or waived. There can be no assurance as to whether or when the transaction will be consummated.

      The Registrant declared a cash distribution to the limited partners of $579,421 for the quarter ended September 30, 1998 (the period) which, combined with the first and second quarter distributions of $1,158,832, amounts to $1,738,253 year-to-date. During the period, all net proceeds not invested in travel plaza property and the mortgage loan were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue and mortgage loan interest income pursuant to its travel plaza lease and loan arrangements in the amount of $530,495, which remains unchanged from the prior period (year-to-date base rental revenue and mortgage loan interest income are similarly unchanged). In addition, the Registrant received or accrued participating rentals of $167,629 for the quarter ended September 30, 1998, representing an increase over participating rentals of $153,436 for the comparable period in 1997. The increase was due to increased volume at the travel plaza properties. Participating rentals for the corresponding year-to-date periods were similarly affected.

      Total expenses for the quarter ended September 30, 1998 increased $13,863 over the comparable period of the prior year due to an increase in general partner fees and operating expenses. As described more fully in the Registrant's partnership agreement, the general partner's management fee is based on the Registrant's disbursable cash (generally, cash receipts from operations less cash operating expenses) and is subordinated to a 9% return to the limited partners on their Adjusted Capital Contribution, as defined. The increase in the general partner's management fee of $8,060 during the period resulted directly from the increase in the Registrant's disbursable cash due to the increase in participating rental revenues. Operating expenses increased $5,803 during the period due to an increase in administrative expenses related to the proposed transaction. Expenses for the corresponding year-to-date periods were similarly affected. Net income for the three- and nine-month periods ended September 30, 1998 remained relatively unchanged from the comparable periods in 1997.

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


                       BALANCE SHEET - SEPTEMBER 30, 1998





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

                                 PARTICIPATING INCOME PROPERTIES III LIMITED
                                 PARTNERSHIP

                                 By FFCA PARTICIPATING MANAGEMENT COMPANY
                                          LIMITED PARTNERSHIP
                                 Managing General Partner


                                 By FRANCHISE FINANCE CORPORATION OF AMERICA III Corporate General Partner


Date:    October 30, 1998                  By /s/ John Barravecchia
                                      ------------------------------------------
                                      John Barravecchia, Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FFCA/PIP III INVESTOR SERVICES CORPORATION



Date:    October 30, 1998                  By /s/ John Barravecchia
                                      ------------------------------------------
                                      John Barravecchia, President