Form 10-K405
period 1998-12-31
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1999-04-15
CIK 865828, 865829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to _______________

Commission File Number 0-20151                Commission File Number 33-35868-01

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
                                       and
                   FFCA/PIP III INVESTOR SERVICES CORPORATION
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

Delaware                                            86-0665681
(Partnership State of                               (Partnership I.R.S.
Organization)                                       Employer Identification No.)

Delaware                                            86-0555605
(Corporation State of                               (Corporation I.R.S.
Incorporation)                                      Employer Identification No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                 85255
(Address of Principal Executive Offices)            (Zip Code)

Co-Registrants' telephone number, including area code: (602) 585-4500

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                      Limited Partnership Assignment Units
                                (Title of Class)

         Indicate by check mark whether the Co-Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Co-Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Co-Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Co-Registrants: Not applicable.

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

         As of December 31, 1998, two of the travel plazas owned by the Partnership were leased to CFJ Properties, a general partnership formed pursuant to a joint venture between Flying J Inc., through its subsidiary Big West Oil Company ("Big West"), and Douglas Oil Company of California, a subsidiary of Conoco Inc. ("Douglas Oil"). With respect to the remaining travel plaza, the land is leased to TFJ, a Utah general partnership. In addition, the Partnership made a loan to TFJ to finance the travel plaza building. TFJ is a partnership owned 49.9% by Flying J and 50.1% by Pacific Sunstone, Inc., an affiliate of Flying J. The operation of this travel plaza represents TFJ's sole business activity. The Partnership is not affiliated with CFJ Properties, TFJ, Flying J Inc. or Flying J Franchise Inc. ("FJFI"), a subsidiary of Flying J Inc.

         The Partnership entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $25,482,518 (the original sales price of $27,220,000 less the partial pay down of the mortgage loan received by the Partnership in December 1998). The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 and the Partnership recognized a gain of approximately $7.8 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to investors. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas. The General Partner has begun the process of winding down the affairs of the Partnership that includes liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999.

         As part of the sale of the travel plazas, approximately $165,000 (representing less than one percent of the aggregate sales price) may, at the General Partner's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. At the end of this period, final decisions will be made in settlement of all disputed claims, if any, and the remaining balance of the Trust Fund will be disbursed to the investors.

         Real estate owned by the Partnership at December 31, 1998 was leased for a term of 20 years. Two of the travel plazas also had equipment leases for a term of eight years. Lessees paid the Partnership annual rental payments (in monthly installments) equal to a percentage of the Partnership's total investment in the property. With respect to the property located in Ehrenberg, the Partnership leased the land to the travel plaza operator and made a loan for the travel plaza building. The loan provided for monthly installments of interest at a rate of 7% per annum. In December 1998, the Partnership received a partial prepayment on the mortgage loan in the amount of approximately $1.7 million and on March 22, 1999 the Partnership received the balance due on the mortgage loan. As additional rent under the terms of the lease, the Partnership was entitled to receive a portion of the operating revenues from the travel plazas subject to the lease equal to (a) up to 3.5% of annual gross receipts derived from the non-fuel sales of such travel plaza facility and (b) up to 3/10 of $.01 per gallon of fuel sold. All leases were terminated on March 22, 1999 upon sale of the related travel plazas.

         Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties in February 1991. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company and is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. Flying J Inc. operates all of CFJ Properties' travel plazas and related facilities, which included 78 interstate travel plaza properties as of January 31, 1998. At December 31, 1998, the Partnership owned two of these properties. Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Partnership to CFJ Properties and was released by the Partnership with respect to its obligations under those leases.

         The Partnership's leases with CFJ Properties were with full recourse to the assets of CFJ Properties, but without recourse to Big West or Douglas Oil. A default on one lease constituted a default on all other leases to the same lessee by the Partnership and two prior partnerships sponsored by affiliates of the General Partner, all of whose travel plazas were leased to CFJ Properties, Flying J Inc. or franchisees of FJFI.

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

         As of December 31, 1998, the Partnership had invested in real estate located in one state in the southeastern portion of the United States and two states in the western United States, and no real estate investments are located outside of the United States. A presentation of revenues or assets by geographic region is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

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

         The Partnership has completed its assessment of its Year 2000 preparedness and has determined that any potential consequences of Year 2000 issues will not have a material effect on the partnership's business, results of operation or financial condition. On March 22, 1999, the Partnership sold substantially all of its assets to a third party. The sale of substantially all of its assets will lead to the prompt liquidation of the partnership and the distribution of net assets to the limited partners. The General Partner anticipates that the partnership liquidation will be accomplished during 1999 and, accordingly, does not expect the Partnership to be in existence when the year 2000 arrives.

         The statements contained in this Annual Report on Form 10-K, regarding the planned dissolution and liquidation of the Partnership, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in the forward-looking statements. Although the General Partner believes that the estimated timing and amounts of the liquidating distributions are reasonable, the actual costs of the liquidation and dissolution of the Partnership may vary from the estimates and that variation could be material. In addition, the actual timing of the liquidating distribution could vary from the estimate; therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

ITEM 2. PROPERTIES.

         As of December 31, 1998, the Partnership had acquired or financed three travel plaza properties: one located in Wytheville, Virginia which was acquired in 1991, one located in Bakersfield, California which was acquired in January 1993, and one located in Ehrenberg, Arizona which was acquired in June 1993. On June 30, 1993, the Partnership became fully invested in travel plazas.

         On September 4, 1998, the Partnership entered into purchase agreements with Flying J Inc. to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $25,482,518 (the original sales price of $27,220,000 less the partial pay down of the mortgage loan received by the Partnership in December 1998). The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved in October 1998. The sale transaction was completed on March 22, 1999. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas.

         The Partnership's travel plazas, divided into sections which serve both the commercial and non-commercial traveler, generally offer a multi-use, full service operation including fuel facilities for the storage and sale of automotive and diesel fuels, a 24-hour restaurant, a convenience store, restroom facilities with private showers, and other amenities designed to meet the needs of the trucking industry and the traveling public in general. All three of the Partnership's properties represented over 10% of the Partnership's total assets at December 31, 1998:

     Location                                    Approximate % of Total Assets
     --------                                    -----------------------------
Wytheville, Virginia                                         30%

Bakersfield, California                                      22%

Ehrenberg, Arizona                                           36%

The following is a description of each of the properties owned or financed by the Partnership at December 31, 1998:

         WYTHEVILLE, VIRGINIA. The Wytheville travel plaza is a full-service travel plaza, built on a parcel consisting of approximately 16.831 acres located at the interchange of Frontage Road and Interstates 81 and 77.

         BAKERSFIELD, CALIFORNIA. The Bakersfield travel plaza is an existing full-service travel plaza, opened in January 1992, located on a parcel consisting of approximately 15.4 acres at the Merced Avenue exit of California Highway 99.

         EHRENBERG, ARIZONA. Located at the Arizona/California border on Interstate 10, the Ehrenberg travel plaza is an existing operation opened in May 1988. The two-story travel plaza is situated on an approximate 11.7 acre tract of land in the County of La Paz (formerly Yuma), Arizona.

         Independent  of  the  Partnership,   FFCA/PIP  III  Investor   Services
Corporation has no interest in any real or personal property.

ITEM 3. LEGAL PROCEEDINGS.

         Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         A proposal to sell substantially all of the Partnership's assets was submitted to a vote of the security holders during the fourth quarter of fiscal year 1998. A Consent Solicitation Statement dated September 11, 1998 relating to the proposal was sent to the security holders. Voting was completed on October 26, 1998 without a meeting. The results of the voting are as follows: FOR, 16,193 votes; AGAINST, 1,470 votes, and ABSTAIN, 377 votes.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS.

         MARKET INFORMATION. During 1998, there was no established public trading market for the Units, and it is not anticipated that an established public trading market for the Units will develop.

         HOLDERS. As of March 4, 1999, there were 1,524 record holders of the Units.

         DISTRIBUTIONS. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders:

                                      1998

                               Per Unit Distribution            Total
                               ---------------------     ---------------------
  Date of          Number      Cash From                 Cash From
Distribution      of Units     Operations    Capital     Operations    Capital
------------      --------     ----------    -------     ----------    -------
March 31           26,709        $21.70         --        $579,585       --
June 30            26,709         21.69         --         579,318       --
September 30       26,709         21.70         --         579,585       --
December 31        26,709         21.69         --         579,318       --

                                      1997

                               Per Unit Distribution            Total
                               ---------------------     ---------------------
  Date of          Number      Cash From                 Cash From
Distribution      of Units     Operations    Capital     Operations    Capital
------------      --------     ----------    -------     ----------    -------
March 31           26,709        $21.69         --        $579,318        --
June 30            26,709         21.70         --         579,585        --
September 30       26,709         21.69         --         579,318        --
December 31        26,709         21.69         --         579,318        --

         Cash from operations, defined as disbursable cash in the agreement of limited partnership that governs the Partnership, is distributed to the Holders. Cash proceeds from the sale of property are distributed to the Holders as a return of capital. The Adjusted Capital Contribution of a Holder is generally the Holder's initial capital contribution reduced by the cash distributions to the Holders of proceeds from the sale of Partnership properties and reduced by any other cash distributions other than from operations. The Adjusted Capital
Contribution per Unit of the Holders, as defined in the agreement of limited partnership that governs the Partnership, was $964.16 as of December 31, 1998. Any differences in the amounts of distributions set forth in the above tables from the information contained in Item 6 below are due to rounding the amount of distributions payable per Unit down to the nearest whole cent and carrying any fractional cents forward from one period to the next.

         The Partnership expects to make cash distributions from operations to the Holders through the date of the sale of the travel plazas on March 22, 1999. The liquidation of the Partnership is expected to be completed in June 1999. The General Partner estimates that the liquidating distribution will approximate $1,004 per limited partnership unit. Although the General Partner believes that the amount of the liquidating distribution is reasonable, the actual costs of the liquidation and dissolution of the Partnership may vary from the estimates and that variation could be material. As part of the sale of the travel plazas, a portion of the aggregate sales price of the travel plazas may, at the General Partner's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly arising from the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. If, at the end of this period, no claims have been made or if final decisions have been rendered for all disputed claims, the remaining balance of the Trust Fund will be disbursed to the Holders.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Financial Statements and related notes attached as an exhibit to this Report.

                                                   YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------
                                  1998         1997         1996         1995         1994
                                  ----         ----         ----         ----         ----
Revenues                      $ 2,739,353  $ 2,681,670  $ 2,636,853  $ 2,648,938  $ 2,634,461

Net Income                      1,893,343    1,893,355    1,891,905    1,889,914    1,889,998

Net Income Per Unit                 70.18        70.18        70.13        70.05        70.05

Total Assets                   20,214,504   20,620,916   21,078,466   21,516,076   21,985,630

Distributions of Cash from
  Operations to Holders         2,317,667    2,317,679    2,317,702    2,317,771    2,317,855

Distributions of Cash from
  Operations Per Unit               86.77        86.77        86.78        86.78        86.78

Return of Capital to Holders           --           --           --           --           --

Return of Capital Per Unit             --           --           --           --           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership received $26,709,000 in gross proceeds from its public offering of the Units. After deducting organizational and offering expenses, including sales commissions, the Partnership had $23,012,902 in net proceeds for investment in properties. As of June 30, 1993, the Partnership had used approximately $22,390,000 to acquire or finance three travel plazas. The rental and mortgage interest payments from lessees of the travel plazas have been the Partnership's primary sources of income. As of December 31, 1998, the Partnership had cash and marketable securities aggregating $2,243,462 of which $579,318 was paid out to the Holders in January 1999 as their fourth quarter distribution for fiscal year 1998.

         The Partnership entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $25,482,518 (the original sales price of $27,220,000 less the partial pay down of the mortgage loan received by the Partnership in December 1998). The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 and the Partnership recognized a gain of approximately $7.8 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to investors. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas. The General Partner has begun the process of winding down the affairs of the Partnership that includes liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999.

         As part of the sale of the travel plazas, approximately $165,000 (representing less than one percent of the aggregate sales price) may, at the General Partner's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. At the end of this period, final decisions will be made in settlement of all disputed claims, if any, and the remaining balance of the Trust Fund will be disbursed to the investors.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO
FISCAL YEAR ENDED DECEMBER 31, 1997

         The Partnership's total revenues for the year ended December 31, 1998 increased to $2,739,353 from $2,681,670 for the year ended December 31, 1997. The overall increase in revenues is due to an increase in participating rentals. Participating rental revenues increased to $595,857 in 1997 from $536,509 in 1996 due to higher fuel and non-fuel travel plaza sales volumes. In December 1998, the Partnership received a $1.7 million partial prepayment of the mortgage loan.

         Total Partnership expenses in 1998 were $846,010, representing an increase from $788,315 in 1997. The increase was primarily a result of an increase in general partner fees of $30,783 and an increase in operating expenses of $26,912. As described more fully in the Partnership agreement, the General Partner's management fee is subordinated to a 9% return to the Holders on their Adjusted Capital Contribution, as defined. The increase in the General Partner's Management fee resulted directly from the increase in the Partnership's disbursable cash (generally, cash receipts from operations less cash operating expenses). The increase in operating expenses primarily resulted from increased administrative expenses (such as legal and accounting) as compared to the prior year.

         Net income for the year ended December 31, 1998 amounted to $1,893,343 as compared to $1,893,355 for year ended December 31, 1997.

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

         Total Partnership expenses in 1997 were $788,315, representing an increase from $744,948 in 1996. The increase was primarily a result of an increase in general partner fees of $33,288. The increase in the General Partner's Management fee resulted directly from the increase in the Partnership's disbursable cash.

         Net income for the year ended December 31, 1997 amounted to $1,893,355 as compared to $1,891,905 for year ended December 31, 1996.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The financial instruments held by the Partnership at December 31, 1998 consist of cash equivalents (primarily investments in U.S. Treasury securities or repurchase agreements that are collateralized by U.S. Treasury and government obligations) and receivables from lessees that are short- term in nature and do not subject the Partnership to a material exposure to changes in interest rates. The Partnership also has a mortgage loan receivable at December 31, 1998 that was paid off on March 22, 1999; therefore, this financial instrument does not subject the Partnership to a material exposure to changes in interest rates.

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

FFCA III

                                    DIRECTORS
        Name                                               Position Held Since
        ----                                               -------------------
Morton H. Fleischer, Chairman                                     1990
Paul Bagley                                                       1990
John R. Barravecchia                                              1993
Christopher H. Volk                                               1993

                                    OFFICERS

                                                                 Associated With
        Name                    Positions Held                   FFCA III Since
        ----                    --------------                   --------------
Morton H. Fleischer    Chairman of the Board, President and           1990
                       Chief Executive Officer
John R. Barravecchia   Executive Vice President, Chief Financial      1990
                       Officer, Treasurer and Assistant Secretary
Christopher H. Volk    Executive Vice President, Chief Operating      1990
                       Officer, Secretary and Assistant Treasurer
Dennis L. Ruben        Executive Vice President, General Counsel      1993
                       and Assistant Secretary
Stephen G. Schmitz     Executive Vice President, Chief Investment     1995
                       Officer and Assistant Secretary
Catherine F. Long      Senior Vice President-Finance, Principal       1990
                       Accounting Officer, Assistant Secretary
                       and Assistant Treasurer

TRAVEL PLAZA MANAGEMENT, INC.

                                    DIRECTORS
        Name                                                 Position Held Since
        ----                                                 -------------------
Gerald F. Goertz, Jr.                                                 1994
Stephen R. Dyer                                                       1994
Carmine Fusco                                                         1998

                                    OFFICERS

        Name                  Positions Held                 Position Held Since
        ----                  --------------                 -------------------
Gerald F. Goertz, Jr.   President                                     1994
Stephen R. Dyer         Vice President and Secretary                  1994
Carmine Fusco           Vice President, Treasurer, Assistant          1998
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

BUSINESS EXPERIENCE

         The business experience during the past five years of each of the above directors and officers is as follows:

             FFCA III AND FFCA/PIP III INVESTOR SERVICES CORPORATION

         Paul Bagley, age 56, has served as a director of FFCA III since 1990. Mr. Bagley is a founding partner of Stone Pine Capital LLC (1994), and is chairman of FCM Fiduciary Management Co. LLC (1989 to date), the advisor to a mezzanine and private equity fund. For more than twenty years prior to 1990, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc., where he was responsible for the creation and management of over $5 billion of direct investment activities. Mr. Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of Fiduciary Capital, Hollis-Eden Pharmaceuticals, Consolidated Capital of North America, and LMC Corporation.

         MORTON H. FLEISCHER, age 62, has served as the Chairman of the Board of FFCA Investor Services Corporation 88-C since 1987 and has served as President, Chief Executive Officer and a Director of FFCA II since its formation in 1988. Mr. Fleischer was appointed Chairman of the Board of FFCA II in February of 1994 and currently serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA"). He served as President, Chief Executive Officer and a Director of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is also an individual general partner of the Partnership and is a general partner (or general partner of a general partner) of the following public limited partnerships: Participating Income Properties 1986, L.P.; Participating Income Properties III Limited Partnership; and Scottsdale Land Trust Limited Partnership.

         JOHN R. BARRAVECCHIA, age 43, has served as President, Secretary and Treasurer of FFCA Investor Services Corporation 88-C since 1990. He has served as Senior Vice President and Chief Financial Officer of FFCA II since 1989, was named Treasurer in December 1993 and was named Assistant Secretary in 1994. In 1995, Mr. Barravecchia was named Executive Vice President of FFCA II. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a Director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         CHRISTOPHER H. VOLK, age 42, has served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 88-C since 1994 and served as Vice President-Research of FFCA II from 1989 to 1993. Mr. Volk was named Senior Vice President-Underwriting and Research and Secretary of FFCA II in December 1993. In 1995, he was named Chief Operating Officer and Executive Vice President of FFCA II. He currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and has served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice President-Research in October 1989. In December 1993, he was appointed Secretary and Senior Vice President-Underwriting and Research of FFCA I, and he was elected as a Director of FFCA I in March 1993.

         DENNIS L. RUBEN, age 46, served as Senior Vice President and General Counsel of FFCA II from December 1994 and was named Executive Vice President, General Counsel and Assistant Secretary of FFCA II in February 1997. He currently serves in the same capacity for FFCA. In 1991, he joined FFCA I as attorney and counsel. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA I. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984.

         STEPHEN G. SCHMITZ, age 44, served as Senior Vice President-Corporate Finance of FFCA II from January 1996 and was named Executive Vice President, Chief Investment Officer and Assistant Secretary of FFCA II in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994.

         CATHERINE F. LONG, age 42, was named Senior Vice President-Finance of FFCA in February 1997, was named Principal Accounting Officer in December 1993 and was named Assistant Secretary and Assistant Treasurer in 1994. She currently serves in the same capacities for FFCA. In June 1990, she joined FFCA I as Vice President-Finance. In December 1993, she was appointed Principal Accounting Officer of FFCA I. Prior to joining FFCA I, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP.

                          TRAVEL PLAZA MANAGEMENT, INC.

         GERALD F. GOERTZ, JR., age 41, is President and a Director of Travel Plaza Management, Inc. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company.

         STEPHEN R. DYER, age 39, is a Vice President, Secretary and Director of Travel Plaza Management, Inc. He joined PaineWebber Incorporated in June 1988 and is currently a Senior Vice President and Director of Private Investments. Mr. Dyer is a Certified Public Accountant.

         CARMINE FUSCO, age 30, is a Vice President, Treasurer, Assistant Secretary, Chief Financial Officer, Chief Accounting Officer and Director of Travel Plaza Management, Inc. He joined PaineWebber Incorporated in August 1998 as Assistant Vice President within their Private Investments Department. Prior to joining PaineWebber Incorporated, Mr. Fusco was affiliated with Deloitte & Touche, LLP in their Business Valuation Group from January 1997 to August 1998. He was associated with Dean Witter Reynolds Incorporated from October 1994 to November 1995 as Commodity Fund Analyst in the Managed Futures Department.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1998 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to the fiscal year ended December 31, 1998 (the "Forms"), and any written representations by the directors and executive officers of FFCA/PIP III Investor Services Corporation, and FFCA III, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1998.

ITEM 11. EXECUTIVE COMPENSATION.

         The   Partnership  is  required  to  pay  an  acquisition   fee  and  a
subordinated real estate disposition fee to the General Partner or its affiliate, and the General Partner is entitled to receive a share of cash distributions, when and as made to the Holders, a share of profits and losses and a subordinated share of any sale proceeds. Reference is made to Note (1) and Note (6) of the Notes to Financial Statements that are filed with this report for a description of the fees and distributions paid in 1998.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 4, 1999, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         Neither the General Partner, the general partners of the General Partner, FFCA/PIP III Investor Services Corporation nor any director or officer of FFCA/PIP III Investor Services Corporation owned any Units as of March 4, 1999. The directors and officers of FFCA III, as a group, owned less than 1% of the Units as of March 4, 1999.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this Report:

       1. FINANCIAL STATEMENTS. The following financial statements are included in the response to item 8 of this report:

          THE PARTNERSHIP

          Report  of  independent  public  accountants
          Balance  Sheets as of  December  31,  1998 and
          1997
          Statements   of  Income  for  the  year  ended
          December 31, 1998 1997 and 1996

          Statements of Changes In Partners' Capital for
          the years ended  December 31,  1998,  1997 and
          1996
          Statements  of Cash Flows for the years  ended
          December 31, 1998, 1997 and 1996
          Notes to Financial Statements

          FFCA/PIP III INVESTOR SERVICES CORPORATION

          Report of independent public accountants
          Balance Sheet as of December 31, 1998
          Notes to Balance Sheet

      2.  FINANCIAL STATEMENT SCHEDULES.

          Schedule   III-Schedule  of  Real  Estate  and
          Accumulated  Depreciation  as of December  31,
          1998

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

                                                              1991 FORM 10-K
                                                                EXHIBIT NO.
                                                                -----------

          The  Agreement of Limited  Partnership  of the
          General Partner                                           3-A

          The Certificate of  Incorporation  of FFCA/PIP
          III Investor  Services  Corporation,  as filed
          with the  Secretary  of State of  Delaware  on
          December 5, 1988                                          3-B

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

          The Amended and Restated  Agreement of Limited
          Partnership of the Partnership.

               Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrant's Form 8-K dated March 22, 1999, Commission File No. 0-20151, are incorporated herein by this reference.

                                                                 March 22, 1999,
                                                                     Form 8-K
                                                                    Exhibit No.
                                                                    -----------

          Purchase  Agreement  dated  as of  September  4,  1998,      10.01
          between  Participating  Income  Properties  III Limited
          Partnership and CFJ Plaza Company I LLC,  including the
          First  Amendment  thereto  dated as of March  22,  1999


          Purchase  Agreement  dated  as of  September  4,  1998,      10.02
          between  Participating  Income  Properties  III Limited
          Partnership and FJI Plaza Company LLC

          Extension Agreement dated March 22, 1999                     10.03

          REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Co-Registrants during the last quarter of the fiscal year ended December 31, 1998.

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

                                  PARTICIPATING INCOME PROPERTIES III LIMITED
                                  PARTNERSHIP

                                  By: FFCA PARTICIPATING MANAGEMENT COMPANY
                                      LIMITED PARTNERSHIP, General Partner

                                      By: FRANCHISE FINANCE CORPORATION OF
                                          AMERICA III, Managing General Partner


Date:  April 8, 1999              By /s/ Morton H. Fleischer
                                    -------------------------------------------
                                    Morton H. Fleischer, President and Chief
                                    Executive Officer

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


Date:  April 8, 1999                By /s/ Morton H. Fleischer
                                       ---------------------------------------
                                       Morton H. Fleischer, President, Chief
                                       Executive Officer and Director

Date:  April 8, 1999                By
                                      ----------------------------------------
                                      Paul Bagley, Director

Date:  April 8, 1999                By /s/ John Barravecchia
                                       ---------------------------------------
                                       John Barravecchia, Executive Vice
                                       President, Chief Financial Officer,
                                       Treasurer, Assistant Secretary and
                                       Director


Date:  April 8, 1999                By /s/ Christopher H. Volk
                                       ---------------------------------------
                                       Christopher H. Volk, Executive Vice
                                       President, Chief Operating Officer,
                                       Secretary, Assistant Treasurer and
                                       Director


Date:  April 8, 1999                By /s/ Catherine F. Long
                                       ---------------------------------------
                                       Catherine F. Long, Senior Vice President-
                                       Finance, Principal Accounting Officer,
                                       Assistant Secretary and Assistant
                                       Treasurer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FFCA/PIP III INVESTOR SERVICES CORPORATION


Date:  April 8, 1999                  By /s/ Morton H. Fleischer
                                        ---------------------------------------
                                        Morton H. Fleischer, Sole Director


Date:  April 8, 1999                  By /s/ John Barravecchia
                                        ---------------------------------------
                                        John Barravecchia, President, Secretary,
                                        Treasurer, Principal Financial Officer
                                        and Principal Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Participating Income Properties III Limited Partnership:


We have audited the accompanying balance sheets of PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the partnership's general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Participating Income Properties III Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                               /s/ Arthur Andersen LLP

Phoenix, Arizona,
  March 22, 1999.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                   BALANCE SHEETS - DECEMBER 31, 1998 AND 1997


                                                       1998            1997
                                                   ------------    ------------
                                     ASSETS
CASH AND CASH EQUIVALENTS                          $  2,243,462    $    635,446

RECEIVABLES FROM LESSEES                                 45,242          44,000

DEFERRED COSTS (Note 7)                                 169,547              --

MORTGAGE LOAN INTEREST RECEIVABLE                        45,208          45,208

MORTGAGE LOAN RECEIVABLE (Note 4)                     6,012,518       7,750,000

PROPERTY SUBJECT TO OPERATING LEASES (Note 3)        11,698,527      12,146,262
                                                   ------------    ------------

      Total assets                                 $ 20,214,504    $ 20,620,916
                                                   ============    ============


                       LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $    579,451    $    579,590

PAYABLE TO GENERAL PARTNER                               46,750              --

RENTAL DEPOSITS AND OTHER                               247,981         253,269
                                                   ------------    ------------

      Total liabilities                                 874,182         832,859
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General partner                                      (26,165)        (21,687)
   Limited partners                                  19,366,487      19,809,744
                                                   ------------    ------------

      Total partners' capital                        19,340,322      19,788,057
                                                   ------------    ------------

      Total liabilities and partners' capital      $ 20,214,504    $ 20,620,916
                                                   ============    ============


      The accompanying notes are an integral part of these balance sheets.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                               1998         1997         1996
                                            ----------   ----------   ----------
REVENUES:
  Rental                                    $1,579,480   $1,579,480   $1,579,480
  Participating rentals                        595,857      536,509      492,391
  Mortgage loan interest                       542,500      542,500      542,500
  Interest and other                            21,516       23,181       22,482
                                            ----------   ----------   ----------

                                             2,739,353    2,681,670    2,636,853
                                            ----------   ----------   ----------
EXPENSES:
  General partner fees  (Note 6)               273,606      242,823      209,535
  Depreciation                                 447,735      447,735      449,208
  Operating                                    124,669       97,757       86,205
                                            ----------   ----------   ----------

                                               846,010      788,315      744,948
                                            ----------   ----------   ----------

NET INCOME                                  $1,893,343   $1,893,355   $1,891,905
                                            ==========   ==========   ==========
NET INCOME ALLOCATED TO  (Note 1):
  General partner                           $   18,933   $   18,934   $   18,919
  Limited partners                           1,874,410    1,874,421    1,872,986
                                            ----------   ----------   ----------

                                            $1,893,343   $1,893,355   $1,891,905
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
  UNIT (based on 26,709 units held by
  limited partners)                         $    70.18   $    70.18   $    70.13
                                            ==========   ==========   ==========


        The accompanying notes are an integral part of these statements.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                      General        Limited
                                      Partner        Partners          Total
                                   ------------    ------------    ------------

BALANCE, December 31, 1995          $ (12,718)     $20,697,718      $20,685,000

  Net income                           18,919        1,872,986        1,891,905

  Distributions to partners           (23,411)      (2,317,702)      (2,341,113)
                                    ---------      -----------      -----------

BALANCE, December 31, 1996            (17,210)      20,253,002       20,235,792

  Net income                           18,934        1,874,421        1,893,355

  Distributions to partners           (23,411)      (2,317,679)      (2,341,090)
                                    ---------      -----------      -----------

BALANCE, December 31, 1997            (21,687)      19,809,744       19,788,057

  Net income                           18,933        1,874,410        1,893,343

  Distributions to partners           (23,411)      (2,317,667)      (2,341,078)
                                    ---------      -----------      -----------

BALANCE, December 31, 1998          $ (26,165)     $19,366,487      $19,340,322
                                    =========      ===========      ===========

        The accompanying notes are an integral part of these statements.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                            1998          1997          1996
                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,893,343   $ 1,893,355   $ 1,891,905
 Adjustments to net income:
  Depreciation                              447,735       447,735       449,208
  Change in assets and liabilities:
   Decrease (increase) in receivables
     from lessees                            (1,242)       (6,000)        1,257
   Increase in deferred costs              (169,547)           --            --
   Increase (decrease) in payable to
     general partner                         46,750        (7,720)        7,720
   Increase (decrease) in rental
     deposits and other                      (5,288)       (2,235)        3,984
                                        -----------   -----------   -----------

   Net cash provided by operating
     activities                           2,211,751     2,325,135     2,354,074
                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipt of mortgage loan paydown         1,737,482            --            --
                                        -----------   -----------   -----------
CASH FLOWS FOR FINANCING ACTIVITIES:
 Partner distributions declared
  (Note 1)                               (2,341,078)   (2,341,090)   (2,341,113)
 Increase (decrease) in distribution
  payable                                      (139)          140          (106)
                                        -----------   -----------   -----------
   Net cash used in financing
     activities                          (2,341,217)   (2,340,950)   (2,341,219)
                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        1,608,016       (15,815)       12,855

CASH AND CASH EQUIVALENTS,
  beginning of year                         635,446       651,261       638,406
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
  end of year                           $ 2,243,462   $   635,446   $   651,261
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 1998 and 1997

1) ORGANIZATION:

         Participating Income Properties III Limited Partnership (the Partnership) was formed on July 9, 1990 under the Delaware Revised Uniform Limited Partnership Act to purchase new and existing "Flying J Travel Plaza" facilities, including land, buildings and equipment to be leased on a net basis to affiliates of Flying J Inc. The Partnership has also made a loan to an affiliate of Flying J Inc. to provide financing for a travel plaza building and equipment (the underlying land is owned by the Partnership and leased to the affiliate). The "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. The general partner of the Partnership is FFCA Participating Management Company Limited Partnership, a Delaware limited partnership (the General Partner). The Partnership will expire December 31, 2030, or sooner (see Note 7), in accordance with the terms of the Partnership agreement.

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

         Cash Distributions: All cash from operations, as defined, after payment of fees to the General Partner is allocated 99% to the limited partners and 1% to the General Partner. In addition to cash distributed from operations, a portion of the limited partners' initial capital contributions has been distributed as return of capital, therefore, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1998 is $964.16 per unit.

         The following is a reconciliation of net income to cash distributions from operations as defined in the Partnership agreement:

                                              1998         1997         1996
                                           ----------   ----------   ----------
     Net income                            $1,893,343   $1,893,355   $1,891,905
     Adjustment to reconcile net income
      to cash distributions declared:
        Depreciation                         447,735      447,735      449,208
                                           ----------   ----------   ----------

          Cash distributions declared
           from operations                 $2,341,078   $2,341,090   $2,341,113
                                           ==========   ==========   ==========

2)  SIGNIFICANT ACCOUNTING POLICIES:

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

         CASH AND CASH EQUIVALENTS - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $224,876 and $451,567 at December 31, 1998 and 1997, respectively, and bank repurchase agreements (which are collateralized by United States Treasury and Government obligations) of $1,900,033 at December 31, 1998. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

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

3)  PROPERTY SUBJECT TO OPERATING LEASES:

         The following is an analysis of the Partnership's investment, at cost, in property subject to operating leases by major class at December 31, 1998 and 1997:
                                                   1998            1997
                                               -----------     -----------
         Land                                  $ 2,684,138     $ 2,684,138
         Buildings                              11,010,862      11,010,862
         Equipment                                 947,838         947,838
                                               -----------     -----------
                                                14,642,838      14,642,838
         Less - Accumulated depreciation         2,944,311       2,496,576
                                               -----------     -----------
                                               $11,698,527     $12,146,262
                                               ===========     ===========

         Lease agreements provide for monthly base rentals equal to a percentage of the property's cost. As additional rent, the Partnership receives a portion of the operating revenues of the lessee equal to a percentage of gross receipts (participating rentals) from travel plaza facilities and fuel sales. The term of the leases is eight years for equipment and 20 years for land and buildings. All Partnership property is leased to affiliates of Flying J Inc. Scheduled minimum future rentals (excluding participating rentals) under noncancellable operating leases as of December 31, 1998, are $1.6 million per year through the year 2011.

         All of the Partnership's property comprising the travel plazas is subject to agreements entered into with Flying J Inc. on September 4, 1998 in which Flying J Inc. agreed to buy the property (subject to certain conditions) for cash totaling approximately $27 million (see Note 7).

4) MORTGAGE LOAN RECEIVABLE:

         At December 31, 1998, the Partnership had a first mortgage loan on the building and equipment of a Partnership travel plaza located in Ehrenberg, Arizona. The loan provides for monthly installments of interest at a rate of 7% per annum until June 30, 2003, at which time the entire principal balance is due. The loan may not be prepaid in full or in part, except upon exercise of the purchase option on the related travel plaza land or except with the approval of the Partnership. In December 1998, the Partnership approved the approximate $1.7 million partial prepayment of the mortgage loan. The cost of the mortgage for Federal income tax purposes is the same as the cost for financial reporting purposes.

         The fair value of the first mortgage loan is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value at December 31, 1998, exceeds the carrying amount by $260,000; however, the fair value of the loan will not result in any additional cash beyond face amount unless that loan were to be sold (refer to Note 7 for possible sale of the Partnership's assets to Flying J. Inc.).

5) INCOME TAXES:

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

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1998, 1997 and 1996:

                                             1998         1997         1996
                                          ----------   ----------   ----------
     Net income for financial reporting
      purposes                            $1,893,343   $1,893,355   $1,891,905
     Differences for tax purposes in:
       Depreciation                          135,293      110,017       67,797
       Organization cost amortization
        and other                             (7,750)      (7,901)     (10,719)
                                          ----------   ----------   ----------
     Taxable income to partners           $2,020,886   $1,995,471   $1,948,983
                                          ==========   ==========   ==========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

         At December 31, 1998, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $357,842. This difference results primarily from differences in depreciation methods and the treatment of property acquisition costs for financial reporting and tax reporting purposes.

6) TRANSACTIONS WITH RELATED PARTIES:

         Under the terms of the Partnership agreement, the General Partner is entitled to compensation for certain services performed in connection with managing the affairs of the Partnership. During 1998, 1997 and 1996, fees paid to the General Partner were as follows:

                                                1998       1997       1996
                                              --------   --------   --------
         Disbursable cash fee                 $164,893   $136,483   $104,960
         Property management fee (4% of the
           Partnership's gross annual
            property revenues)                 108,713    106,340    104,575
                                              --------   --------   --------
                                              $273,606   $242,823   $209,535
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

         An affiliate of the General Partner incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount which the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed the affiliate $61,670 in 1998, $28,113 in 1997 and $22,689 in 1996 for such expenses.

7) SUBSEQUENT EVENT - SALE OF SUBSTANTIALLY ALL ASSETS:

         The Partnership entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $25,482,518 (the original sales price of $27,220,000 less the partial pay down of the mortgage loan received by the Partnership in December 1998). The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 and the Partnership recognized a gain of approximately $7.8 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to investors. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas. The General Partner has begun the process of winding down the affairs of the Partnership that includes liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999.

         As part of the sale of the travel plazas, approximately $165,000 (representing less than one percent of the aggregate sales price) may, at the General Partner's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. At the end of this period, final decisions will be made in settlement of all disputed claims, if any, and the remaining balance of the Trust Fund will be disbursed to the limited partners.

                                                                    SCHEDULE III
                                                                     Page 1 of 2

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998


                                   Initial Cost to Partnership and
                                  Gross Amount At December 31, 1998
                         -----------------------------------------------

Travel Plaza Location         Land        Buildings     Equipment        Total
---------------------         ----        ---------     ---------        -----
Ehrenberg, Arizona         $1,250,000    $        --    $      --    $ 1,250,000
Bakersfield, California       101,050      5,195,950      495,838      5,792,838
Wytheville, Virginia        1,333,088      5,814,912      452,000      7,600,000
                           ----------    -----------    ---------    -----------

TOTAL                      $2,684,138    $11,010,862    $ 947,838    $14,642,838
                           ==========    ===========    =========    ===========


                                 Accumulated Depreciation
                           -------------------------------------
                                                                       Date
Travel Plaza Location       Buildings     Equipment      Total       Acquired
---------------------       ---------     ---------      -----       --------
Ehrenberg, Arizona         $       --    $      --    $       --    Jun. 1993
Bakersfield, California       974,241      337,728     1,311,969    Jan. 1993
Wytheville, Virginia        1,287,154      345,188     1,632,342    Dec. 1991
                           ----------    ---------    ----------

TOTAL                      $2,261,395    $ 682,916    $2,944,311
                           ==========    =========    ==========

                                                                    SCHEDULE III
                                                                     Page 2 of 2

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998

NOTES:

(1)      There are no encumbrances on properties.

(2) Cost for Federal income tax purposes is the same as cost for financial reporting purposes.

(3) All buildings and equipment are depreciated over estimated useful lives of 32 and eight years, respectively. The buildings and equipment were purchased as new properties.

(4) Transactions in real estate, equipment and accumulated depreciation during 1998, 1997 and 1996 are summarized as follows:

                                                                   Accumulated
                                                      Cost         Depreciation
                                                  -----------      ------------

         Balance, December 31, 1995               $14,642,838      $  1,599,633
           Depreciation expense                            --           449,208
                                                  -----------      ------------

         Balance, December 31, 1996                14,642,838         2,048,841
           Depreciation expense                            --           447,735
                                                  -----------      ------------

         Balance, December 31, 1997                14,642,838         2,496,576
           Depreciation expense                            --           447,735
                                                  -----------      ------------

         Balance, December 31, 1998               $14,642,838      $  2,944,311
                                                  ===========      ============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To FFCA/PIP III Investor Services Corporation:


We have audited the accompanying balance sheet of FFCA/PIP III INVESTOR SERVICES CORPORATION (a Delaware corporation) as of December 31, 1998. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA/PIP III Investor Services Corporation as of December 31, 1998, in conformity with generally accepted accounting principles.

                                               /s/ Arthur Andersen LLP

Phoenix, Arizona,
  March 22, 1999.

                   FFCA/PIP III INVESTOR SERVICES CORPORATION

                        BALANCE SHEET - DECEMBER 31, 1998

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

                   FFCA/PIP III INVESTOR SERVICES CORPORATION

                             NOTES TO BALANCE SHEET
                                DECEMBER 3l, l998


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

                                  EXHIBIT INDEX

         The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

                                     EXHIBIT
                                     -------

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

                                                                  1991 FORM 10-K
                                                                    EXHIBIT NO.
                                                                    -----------

          The Agreement of Limited Partnership of the General
          Partner                                                        3-A

          The  Certificate of  Incorporation  of FFCA/PIP III
          Investor  Services  Corporation,  as filed with the
          Secretary  of State of Delaware on December 5, 1988            3-B

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

          The Amended and Restated Agreement of Limited
          Partnership of the Partnership.

               Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrant's Form 8-K dated March 22, 1999, Commission File No. 0-20151, are incorporated herein by this reference.

                                                                 MARCH 22, 1999,
                                                                    FORM 8-K
                                                                   EXHIBIT NO.
                                                                   -----------

          Purchase  Agreement  dated  as of  September  4,  1998,      10.01
          between  Participating  Income  Properties  III Limited
          Partnership and CFJ Plaza Company I LLC,  including the
          First  Amendment  thereto  dated as of March  22,  1999


          Purchase  Agreement  dated  as of  September  4,  1998,      10.02
          between  Participating  Income  Properties  III Limited
          Partnership and FJI Plaza Company LLC

          Extension Agreement dated March 22, 1999                     10.03