Form 10-Q
period 1999-03-31
PARTICIPATING INCOME PROPERTIES III LTD PARTNERSHIP; FFCA PIP III INVESTOR SERVICES CORP
filed 1999-05-17
CIK 865828, 865829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999
                               ------------------------------------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                         to
                                ---------------------     ----------------------

                         Commission file number 0-20151
                       Commission file number 33-35868-01

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
                                       and
                   FFCA/PIP III INVESTOR SERVICES CORPORATION
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                    86-0665681
--------------------------------------------------------------------------------
(Partnership State of Organization)           (Partnership I.R.S. Employer
                                                 Identification Number)

          Delaware                                    86-0555605
--------------------------------------------------------------------------------
(Corporation State of Incorporation)           (Corporation I.R.S. Employer
                                                  Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                             85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (zip code)


Co-Registrants' telephone number including area code        (480) 585-4500
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

                                    Yes  X   No
                                        ---    ---

PART 1 - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS.
      -------  ---------------------

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                             BALANCE SHEETS (Note 1)
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                                        March 31,         December 31,
                                                          1999                1998
                                                      ------------       ------------
                                        ASSETS

CASH AND CASH EQUIVALENTS                             $ 27,524,358       $  2,243,462

RECEIVABLES FROM LESSEES                                    29,803             45,242

DEFERRED COSTS                                                  --            169,547

MORTGAGE LOAN INTEREST RECEIVABLE                               --             45,208

MORTGAGE LOAN RECEIVABLE                                        --          6,012,518

PROPERTY SUBJECT TO OPERATING LEASES, at cost
     Land                                                       --          2,684,138
     Buildings                                                  --         11,010,862
     Equipment                                                  --            947,838
                                                      ------------       ------------
                                                                --         14,642,838
     Less - Accumulated depreciation                            --          2,944,311
                                                      ------------       ------------

                                                                --         11,698,527
                                                      ------------       ------------

     Total assets                                     $ 27,554,161       $ 20,214,504
                                                      ============       ============


                          LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS              $    579,586       $    579,451

PAYABLE TO GENERAL PARTNER                                   3,579             46,750

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    84,413             15,839

RENTAL DEPOSITS AND OTHER                                       --            232,142
                                                      ------------       ------------

            Total liabilities                              667,578            874,182
                                                      ------------       ------------

PARTNERS' CAPITAL (DEFICIT) (Note 1):
   General partner                                              --            (26,165)
   Limited partners                                     26,886,583         19,366,487
                                                      ------------       ------------

            Total partners' capital                     26,886,583         19,340,322
                                                      ------------       ------------

            Total liabilities and partners' capital   $ 27,554,161       $ 20,214,504
                                                      ============       ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                          STATEMENTS OF INCOME (Note 1)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
               (The Final Period of Operations) AND MARCH 31, 1998

                                   (Unaudited)

                                                                     1999               1998
                                                                 -----------          --------
REVENUES:
      Rental                                                     $   352,411          $394,870
      Participating rentals                                          120,632           120,979
      Mortgage loan interest                                          94,359           135,625
      Interest and other                                              52,297             6,461
      Gain on sale of property (Note 1)                            7,786,586             -
                                                                 -----------          --------

                                                                   8,406,285           657,935
                                                                 -----------          --------

OPERATING EXPENSES:
      General partner fees (Note 2)                                     -               45,426
      Depreciation                                                    74,623           111,934
      Operating                                                       37,971            27,241
                                                                 -----------          --------

                                                                     112,594           184,601
                                                                 -----------          --------

OPERATING INCOME                                                   8,293,691           473,334

LIQUIDATION COSTS (Note 1)                                           162,123            -
                                                                 -----------          --------

NET INCOME                                                        $8,131,568          $473,334
                                                                  ==========          ========


NET INCOME ALLOCATED TO (Note 1):
      General partner                                            $    32,019          $  4,733
      Limited partners                                             8,099,549           468,601
                                                                 -----------          --------

                                                                  $8,131,568          $473,334
                                                                  ==========          ========

NET INCOME PER LIMITED PARTNERSHIP UNIT
      (based on 26,709 units held by limited partners) (Note 1)      $303.25            $17.54
                                                                     =======            ======

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Note 1)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                        (The Final Period of Operations)
                                   (Unaudited)

                                                                  Limited Partners
                                              General           -------------------------
                                              Partner           Number                                 Total
                                              Amount           of Units          Amount                Amount
                                           ------------         ------         -----------          -----------
BALANCE, December 31, 1998                     $(26,165)        26,709         $19,366,487          $19,340,322

      Net income                                 32,019          -               8,099,549            8,131,568

      Distribution to partners,
          cash from operations                   (5,854)         -                (579,453)            (585,307)
                                           ------------         ------         -----------          -----------

BALANCE, March 31, 1999                    $      -             26,709         $26,886,583          $26,886,583
                                           ============         ======         ===========          ===========

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP

                        STATEMENTS OF CASH FLOWS (Note 1)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
               (The Final Period of Operations) AND MARCH 31, 1998

                                   (Unaudited)

                                                                           1999              1998
                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                       $  8,131,568       $    473,334
      Adjustments to net income:
         Depreciation                                                        74,623            111,934
         Gain on sale of property                                        (7,786,586)                --
         Change in assets and liabilities:
             Decrease in receivables from lessees                            15,439              4,000
             Decrease in deferred cost                                      169,547                 --
             Decrease in mortgage loan interest receivable                   45,208                 --
             Decrease in payable to general partner                         (43,171)                --
             Increase in accounts payable and accrued liabilities            68,574                 --
             Decrease in rental deposits and other                         (232,142)              (865)
                                                                       ------------       ------------

                Net cash provided by operating activities                   443,060            588,403
                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Receipt of mortgage loan payoff                                     6,012,518                 --
      Proceeds from sale of property                                     19,410,490                 --
                                                                       ------------       ------------

             Net cash provided by investing activities                   25,423,008                 --
                                                                       ------------       ------------

CASH FLOWS FOR FINANCING ACTIVITIES:
      Partner distributions declared                                       (585,307)          (585,269)
      Increase in distribution payable to limited partners                      135                 97
                                                                       ------------       ------------

             Net cash used in financing activities                         (585,172)          (585,172)
                                                                       ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                25,280,896              3,231

CASH AND CASH EQUIVALENTS, beginning of period                            2,243,462            635,446
                                                                       ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                               $ 27,524,358       $    638,677
                                                                       ============       ============

             PARTICIPATING INCOME PROPERTIES III LIMITED PARTNERSHIP
             -------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 1999
                                 --------------

1) PARTNERSHIP LIQUIDATION:

On March 22, 1999, Participating Income Properties III Limited Partnership (the Partnership) sold substantially all of the Partnership's assets (those assets comprising the travel plazas) and recognized a gain of approximately $7.8 million on the sale. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas. In accordance with the partnership agreement, sale proceeds have been allocated to the General Partner in an amount equal to its deficit capital account balance, with the remaining sale proceeds allocated to the limited partners.

In April 1999, the General Partner began the Partnership liquidation process, which includes the distribution of assets to the limited partners in accordance with the partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999 and an estimate of the cost of the liquidation has been included in the Partnership's statement of operations. The net amount ultimately available for distribution to the limited partners depends on various factors, such as the actual cost of the liquidation and the amount of interest income from temporary investments received by the Partnership until completely liquidated. The General Partner estimates that the liquidating distribution will approximate $1,015 per limited partnership unit, of which approximately $6 per unit will be deposited in a trust (the Trust Fund) with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation of the Partnership for a period of up to 24 months following the effective date of the trust agreement, at which time, as long as there are no unresolved claims, the remaining balance of the Trust Fund will be disbursed to the limited partners.

2) GENERAL PARTNER FEES:

As described in the partnership agreement, the General Partner's management fee is subordinated to a 9% return to the limited partners on their Adjusted Capital Contribution, as defined. The disbursable cash generated during the quarter ended March 31, 1999 did not exceed the 9% return to the limited partners as a result of the sale of the travel plaza property; therefore, the General Partner did not receive a management fee for the quarter ended March 31, 1999.

PART I  -  FINANCIAL INFORMATION
--------------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

Participating Income Properties III Limited Partnership, a Delaware limited partnership, (the Registrant) entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Registrant's assets (those assets comprising the travel plazas) for cash of $25,482,518 (the original sales price of $27,220,000 less the partial pay down of the mortgage loan received by the Registrant in December 1998). The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of the limited partners holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 and the Registrant recognized a gain of approximately $7.8 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to the limited partners. The sale of the travel plazas represents the disposition of substantially all of the Registrant's assets and the Registrant has no further liability in connection with any of the travel plazas. In April 1999, the General Partner began the Registrant liquidation process that includes the distribution of assets to the limited partners in accordance with the partnership agreement. The liquidation of the Registrant is expected to be completed in June 1999 and an estimate of the cost of the liquidation has been included in the Registrant's statement of operations.

The net amount ultimately available for distribution to the limited partners depends on various factors, such as the actual cost of the liquidation and the amount of interest income from temporary investments received by the Registrant until completely liquidated. The General Partner estimates that the liquidating distribution will approximate $1,015 per limited partnership unit, of which approximately $6 per unit will be deposited in a trust (the Trust Fund) with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation of the Registrant for a period of up to 24 months following the effective date of the trust agreement, at which time, as long as there are no unresolved claims, the remaining balance of the Trust Fund will be disbursed to the limited partners.

The Registrant declared a cash distribution to the limited partners of $579,453 for the quarter ended March 31, 1999 (the period) representing travel plaza operations through the date of the sale of the travel plazas on March 22, 1999. During the period, all net proceeds not invested in travel plaza property and the mortgage loan were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

During the period, the Registrant received base rental revenue and mortgage loan interest income pursuant to its travel plaza lease and loan arrangements in the amount of $446,770. Rental revenue and mortgage loan interest income were lower in 1999 because the travel plazas were sold prior to the end of the quarter. In addition, the Registrant received or accrued participating rentals of $120,632 for the quarter ended March 31, 1999, which was relatively unchanged from participating rentals for the comparable period in 1998.

Operating expenses for the quarter ended March 31, 1999 decreased $72,007 from the comparable period of the prior year primarily due to a decrease in general partner fees and depreciation expense. As described in the partnership agreement, the General Partner's management fee is subordinated to a 9% return to the limited partners on their Adjusted Capital Contribution, as defined. The disbursable cash generated during the quarter ended March 31, 1999 did not exceed the 9% return to the limited partners as a result of the sale of the travel plaza property; therefore, the General Partner did not receive a management fee for the quarter ended March 31, 1999. Depreciation expense was also lower this period due to the sale of the travel plaza property.

The increase in total assets reflected in the Registrant's financial statements filed with this report is attributable to the cash proceeds received from the sale of travel plaza property (prior to distribution of the proceeds to the limited partners).

In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature, except those adjustments related to the liquidation and dissolution of the Registrant.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------       -----------------------------------------------------------

The financial instruments held by the Registrant at March 31, 1999 consist of cash equivalents (primarily investments in U.S. Treasury securities or repurchase agreements that are collateralized by U.S. Treasury and government obligations) and receivables from lessees that are short- term in nature and do not subject the Registrant to a material exposure to changes in interest rates.

                   FFCA/PIP III INVESTOR SERVICES CORPORATION
                   ------------------------------------------


                         BALANCE SHEET - MARCH 31, 1999
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

                                 PARTICIPATING INCOME PROPERTIES III LIMITED
                                 PARTNERSHIP

                                 By FFCA PARTICIPATING MANAGEMENT COMPANY
                                       LIMITED PARTNERSHIP
                                 Managing General Partner


                                 By FRANCHISE FINANCE CORPORATION OF AMERICA III Corporate General Partner


      Date:    May 5, 1999       By /s/ John Barravecchia
                                 -----------------------------------------------
                                 John Barravecchia, Chief Financial Officer

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FFCA/PIP III INVESTOR SERVICES CORPORATION



      Date:    May 5, 1999       By /s/ John Barravecchia
                                 -----------------------------------------------
                                 John Barravecchia, President